Form 10-Q
period 1995-06-30
WELLESLEY LEASE INCOME LTD PARTNERSHIP III-D
filed 1995-08-15
CIK 760386

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                             _______________________

                                    FORM 10-Q
                   Quarterly Report Under Section 13 or 15(d)
                 of the United States Securities Exchange Act of
                                      1934

                             _______________________


For Quarter Ended June 30, 1995                    Commission File No. 2-95011


                     WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-D
                  (Exact name of registrant as specified in its charter)


         Massachusetts                                           04-2850823
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)


One Financial Center, 21st Floor, Boston, MA                            02111
(Address of principal executive offices)                            (Zip Code)


Registrant's telephone number, including area code              (617) 482-8000


                                   Not Applicable
                (Former name, former address and former fiscal year,
                           if changed since last report)

Indicate by check mark whether the registrant  (1)
has  filed  all reports required to  be  filed  by
Section 13 or 15(d) of the Securities Exchange Act
of  1934  during the preceding 12 months  (or  for
such  shorter  period  that  the  registrant   was
required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.

                           Yes     X          No
                                  ---            ---

                             There are no Exhibits.
                                  Page 1 of 12
(Page 2)

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-D
                      (A Massachusetts Limited Partnership)

             INDEX                                    Page No.

Part I.  FINANCIAL INFORMATION

Financial Statements

Balance  Sheets as of June 30,  1995
  and December 31, 1994                               3

Statements  of  Operations  For  the
  Quarters Ended June  30, 1995 and 1994 and  the
  Six Months Ended June 30, 1995 and 1994             4

Statements of Cash Flows For the Six
  Months Ended June 30, 1995 and 1994                 5

Notes to Financial Statements                         6 - 7

Management's Discussion and Analysis  of
  Financial Condition and Results of Operations       8 - 9

Computer Equipment Portfolio                          10

Part II. OTHER INFORMATION

Items 1 - 6                                           11

Signature                                             12

(Page 3)

                         PART I.  FINANCIAL INFORMATION

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-D
                      (A Massachusetts Limited Partnership)

                                 Balance Sheets

                                      Assets
                                                    (Unaudited)     (Audited)
                                                      6/30/95        12/31/94

Investment property, at cost (note 3):
 Computer equipment                              $  8,206,153     $ 7,469,559
   Less accumulated depreciation                    5,052,191       4,853,270
                                                 ----------------------------
    Investment property, net                        3,153,962       2,616,289

Cash and cash equivalents                             191,722         592,377
Rents receivable, net (note 2)                        149,046          58,471
Sales receivable, net (note 2)                              -           4,940
Accounts receivable - affiliates                       27,202          12,332
Other accounts receivable                             205,244               -
                                                 ----------------------------

   Total assets                                  $  3,727,176     $ 3,284,409
                                                 ----------------------------
                                                 ----------------------------

                        Liabilities and Partners' Equity
Liabilities:
 Current portion of long-term debt (note 6)      $    530,109     $   278,737
  Accounts payable and accrued expenses -
    affiliates (note 4)                               135,095          48,297
 Accrued expenses                                       3,190          11,754
 Accounts payable                                      53,423          78,109
 Unearned rental revenue                                1,269          31,494
 Distribution payable                                  26,560               -
 Notes payable - affiliates (note 5)                  100,725               -
 Long-term debt, less current portion (note 6)        276,691          88,008
                                                 ----------------------------
   Total liabilities                                1,127,062         536,399
                                                 ----------------------------
Partners' equity:
 General Partner:
   Capital contribution                                 1,000           1,000
   Cumulative net income                              508,006         479,918
   Cumulative cash distributions                     (513,670)       (487,110)
                                                 ----------------------------
                                                       (4,664)         (6,192)
                                                 ----------------------------
 Limited Partners (20,185 units):
   Capital contribution, net of offering costs      8,987,039       8,987,039
   Cumulative net income                            3,377,189       3,021,988
   Cumulative cash distributions                   (9,759,450)     (9,254,825)
                                                 ----------------------------
                                                    2,604,778       2,754,202
                                                 ----------------------------
   Total partners' equity                           2,600,114       2,748,010
                                                 ----------------------------
   Total liabilities and partners' equity        $  3,727,176     $ 3,284,409
                                                 ----------------------------
                                                 ----------------------------

                 See accompanying notes to financial statements.
(Page 4)

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-D
                      (A Massachusetts Limited Partnership)

                            Statements of Operations
                                   (Unaudited)
                                 Quarters Ended             Six Months Ended
                                    June 30,                    June 30,
                           --------------------------------------------------
                                1995        1994          1995          1994
                           --------------------------------------------------
Revenue:

 Rental income            $  600,236   $ 560,633    $1,228,637    $1,135,379
 Interest income               2,138       9,890         8,443        15,151
 Net gain on sale
   of equipment                7,702     176,430        11,254       319,974
                          ----------------------    ------------------------
    Total revenue            610,076     746,953     1,248,334     1,470,504
                          ----------------------    ------------------------

Costs and expenses:
 Depreciation                407,489     348,257       733,603       726,479
 Reversal of provision
   for doubtful accounts      (6,182)          -       (20,348)            -
 Interest                      6,092       2,165        13,169         3,977
 Related party expenses
   (note 4):
   Management fee             31,782      34,949        78,405        75,283
   General and
     administrative           36,897      27,720        60,216        49,555
                          ----------------------    ------------------------
    Total costs and
      expenses               476,078     413,091       865,045       855,294
                          ----------------------    ------------------------
Net income                $  133,998   $ 333,862    $  383,289     $ 615,210
                          ----------------------    ------------------------
                          ----------------------    ------------------------

Net income per Limited
Partnership Unit          $     6.06   $    15.67   $    17.60     $   28.95
                          =======================   ========================

                 See accompanying notes to financial statements.
(Page 5)

                 WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-D
                      (A Massachusetts Limited Partnership)

                            Statements of Cash Flows
                 For the Six Months Ended June 30, 1995 and 1994
                                   (Unaudited)
                                                    1995              1994
Cash flows from operating activities:
Net income                                     $  383,289        $ 615,210
                                               ---------------------------
Adjustments to reconcile net income to net
 cash provided by operating activities:
   Depreciation                                   733,603          726,479
   Reversal of provision for doubtful accounts    (20,348)               -
   Net gain on sale of equipment                  (11,254)        (319,974)
   Net (increase) decrease in current assets     (285,401)          96,026
   Net increase in current liabilities             23,323           51,811
                                               ---------------------------
      Total adjustments                           439,923          554,342
                                               ---------------------------
   Net cash provided by operating activities      823,212        1,169,552
                                               ---------------------------
Cash flows from investing activities:
 Purchase of investment property               (1,353,163)        (476,331)
 Proceeds from sales of investment property        93,141          501,387
                                               ---------------------------
   Net cash (used in) provided by investing
     activities                                (1,260,022)          25,056
                                               ---------------------------
Cash flows from financing activities:
 Proceeds from borrowings on notes payable-
  affiliates                                      139,047                -
 Principal payments on notes payable -
  affiliates                                      (38,322)               -
 Proceeds from borrowings on long-term debt       643,906          266,596
 Principal payments on long-term debt            (203,851)         (87,969)
 Cash distributions to partners                  (504,625)        (531,185)
                                              ----------------------------
   Net cash provided by (used in) financing
     activities                                    36,155         (352,558)
                                              ----------------------------
Net (decrease) increase in cash and cash
   equivalents                                   (400,655)         842,050

Cash and cash equivalents at beginning of
  period                                          592,377          621,024
                                              ----------------------------
Cash and cash equivalents at end of period     $  191,722       $1,463,074
                                              ----------------------------
                                              ----------------------------
Supplemental cash flow information:
 Interest paid during the period               $   14,246        $   4,993
                                              ----------------------------
                                              ----------------------------

                 See accompanying notes to financial statements.
(Page 6)
                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-D
                      (A Massachusetts Limited Partnership)

                          Notes to Financial Statements
                                   (Unaudited)

(1) Organization and Partnership Matters

The  foregoing financial statements  of  Wellesley
Lease   Income  Limited  Partnership  III-D   (the
"Partnership")  have been prepared  in  accordance
with  the  rules and regulations of the Securities
and  Exchange Commission for Form 10-Q and reflect
all  adjustments  which are,  in  the  opinion  of
management,  necessary for a fair presentation  of
the  results  for  the interim periods  presented.
Pursuant  to  such rules and regulations,  certain
note disclosures which are normally required under
generally accepted accounting principles have been
omitted.   It is recommended that these  financial
statements  be  read  in  conjunction   with   the
Partnership's Annual Report on Form 10-K for the year ended December 31, 1994.

(2) Summary of Significant Accounting Policies

Allowance for Doubtful Accounts

The  financial  statements include allowances  for
estimated  losses  on  receivable  balances.   The
allowances for doubtful accounts are based on past
write   off   experience  and  an  evaluation   of
potential   uncollectible  accounts   within   the
current  receivable balances.  Receivable balances
which  are  determined  to  be  uncollectible  are
charged   against  the  allowance  and  subsequent
recoveries, if any, are credited to the allowance.
At June 30, 1995 and December 31, 1994, the allowance for doubtful accounts included in rents receivable was $39,170 and $55,208, respectively, and $0 and $4,310 included in sales receivable, respectively.

Reclassifications

Certain prior year financial statement items have been reclassified to conform with the current year's financial statement presentation.

(3) Investment Property

At  June  30, 1995, the Partnership owned computer
equipment  with  a  depreciated  cost   basis   of
$3,005,045,   subject  to  existing   leases   and
equipment  with  a  depreciated  cost   basis   of
$148,917 in inventory, awaiting re-lease or  sale.
All purchases of computer equipment are subject to a 3% acquisition fee paid to the General Partner.

(Page 7)

(4) Related Party Transactions

Fees, commissions and other expenses paid or accrued by the Partnership to the General Partner or affiliates of the General Partner for the years ended June 30, 1995 and 1994 are as follows:

                                       1995           1994
Equipment acquisition fees          $  39,413      $  13,638
Management fees                        78,405         75,283
Reimbursable expenses paid             60,177         44,274
                                    ------------------------
                                    $ 177,995      $ 133,195
                                    ------------------------
                                    ------------------------

Under the terms of the Partnership Agreement,  the
General   Partner  is  entitled  to  an  equipment
acquisition fee of 3% of the purchase  price  paid
by the Partnership for the equipment.  The General
Partner is also entitled to a management fee equal
to  7%  of  the monthly rental billings collected.
Also,   the  Partnership  reimburses  the  General
Partner and its affiliates for certain expenses incurred by them in connection with the operation of the Partnership.

(5)   Notes Payable-Affiliates

Notes   payable-affiliates  at  June   30,   1995,
consists  of  one  non-recourse  promissory   note
payable to TLP Leasing Programs, Inc. in the amount of $100,725, bearing interest at the rate of 9.00%. The note payable matures in 1995.

(6) Long-term Debt

Long-term debt at June 30, 1995 consists of one loan for $64,383 from Randolph Computer Company with an interest rate of 5.75%, one loan for $117,434 from Relational Funding with an interest rate of 8.15%, two loans totaling $244,966 from Union Chelsea National Bank each with an interest rate of 9.00%, one loan for $60,862 from CIT
Group/Equipment Financing, Incorporated with an interest rate of 14.17%, and seven installment notes from Pullman Capital Corporation totaling
$319,155, all with an interest rate of 8.00%. All loans are non-recourse and are collateralized by the equipment on the respective leases with a total net book value of $1,075,891 and assignment of the related leases.

Maturities on long-term debt are as follows:

1995            $  343,960
1996               292,364
1997               141,602
1998                28,874
                ----------
                $  806,800
                ----------
                ----------

(Page 8)
                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-D
                      (A Massachusetts Limited Partnership)

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                   (Unaudited)

Results of Operations

The    following   discussion   relates   to   the
Partnership's operations for the quarter and six months ended June 30, 1995 in comparison to the same periods ended June 30, 1994.

The  Partnership realized net income  of  $133,998
and $333,862 for the quarters ended June 30, 1995 and 1994, respectively. Rental income increased
$39,603 or 7% in 1995. The increase in rental income can be attributed to new leases related to new equipment acquisitions in 1995 of $1,353,163.
Interest income decreased from 1994 as a result of lower average short-term investment balances held during the three month periods. The decrease in gain on the sale of equipment between the three month periods is primarily due fewer equipment sales in 1995.

Total  costs and expenses increased 16%  in  1995.
The increase in costs and expenses is primarily  a
result    of    higher    depreciation    expense.
Depreciation expense increased 17% due to the  new
acquisitions made in 1995.  For the quarter  ended
June  30, 1995, interest expense increased due  to
new  debt  leveraged at the end of  1994  and  the
first six months in 1995.  Management fees expense
was  fairly constant from 1994, although  for  the
quarter  ended  June  30,  1994,  management  fees
expense  reflects  a  one time  adjustment  for  a
change  in  method  on which management  fees  are
calculated.   General and administrative  expenses
increased  in relation to the increase  in  rental
income.   The  reversal of provision for  doubtful
accounts is due to successful collection efforts on delinquent rents receivable.

The  Partnership realized net income  of  $383,289
and  $615,210  for the six months ended  June  30,
1995  and  1994,  respectively.   The  Partnership
recognized   rental  income  of   $1,228,637   and
$1,135,379  an increase of 9% for the  six  months
ended   June  30,  1995  and  1994,  respectively.
Rental   income  increased  due   to   new   lease
transactions generated in late 1994 and the  first
half   of  1995.   As  discussed  in  the  quarter
analysis above, the decrease in interest income between 1995 and 1994 can be attributed to the lower average short-term investment balances. The large 1994 net gain on sale of equipment is due to the large number of equipment sales of equipment carrying low net book values.

Total  costs and expenses increased $9,751  or  2%
between   the  six  month  periods.   The   slight
increase  in total costs and expenses is primarily
attributable  to  higher  interest   expense,   an
increase  in  general and administrative  expenses
and  a  slight  increase in depreciation  expense,
which  together more than offset the  reversal  of
provision  for  doubtful accounts.   As  discussed
above,  for  the  quarter  ended  June  30,  1995,
interest   expense  increased  due  to  new   debt
leveraged  at  the end of 1994 and the  first  six
months  of  1995.   The increase  in  general  and
administrative expenses is in correlation with the
increase  in rental income.  The minimal  increase
in  depreciation expense can be attributed to  the
new  acquisitions made in 1995.   Management  fees
have increased due to management fees incurred on rentals received from new equipment acquisitions and the related leases. The reversal of provision for doubtful accounts for the six months is due to successful collection efforts of delinquent rents receivable.

The  Partnership recorded net income  per  Limited
Partnership Unit of $17.60 and $28.95 for the six months ended June 30, 1995 and 1994, respectively.

(Page 9)

Liquidity and Capital Resources

For  the  six  months ended June 30, 1995,  rental
revenue  generated from operating leases  was  the
primary  source of funds for the Partnership.   As
equipment leases terminate, the General Partner determines if the equipment will be extended to the same lessee, remarketed to another lessee, or if it is less marketable, sold. This decision is made upon analyzing which options would generate the most favorable results.

Rental  income will begin to decrease in 1995  due
to  two  factors.  The first factor  is  the  rate
obtained when the original leases expire  and  are
remarketed   at  a  lower  rate.   Typically   the
remarketed rates are lower due to the decrease  in
useful  life  of  the  equipment.   Secondly,  the
increasing change of technology in the computer industry usually decreases the demand for older equipment, thus increasing the possibility of obsolescence. Both of these factors together will cause remarketed rates to be lower than original rates and will cause certain leases to terminate upon expiration. This decrease however, should not affect the partnership's ability to meet its future cash requirements, including its long-term debt and notes payable - affiliates obligations.
To the extent that future cash flows should be insufficient to meet the Partnership's operating expenses and liabilities, additional funds could be obtained through the sale of equipment, or a reduction in the rate of cash distributions.
Future rental revenues amount to $3,044,881 and are to be received over the next five years.

In the first six months of 1995, the Partnership's
investing   activities   resulted   in   equipment
purchases of $1,353,163 and equipment sales with a
depreciated  cost  basis  of  $93,586,  generating
$93,141   in   proceeds.   Associated   with   the
equipment  sales were $11,699 of loss charge  offs
against  the  reserve, initially set up  in  prior
periods  for  estimated  losses  on  the  ultimate
disposition of equipment.  The Partnership has  no
material capital expenditure commitments and  will
not  purchase  equipment  in  the  future  as  the
Partnership   has   reached   the   end   of   its
reinvestment period.

The Partnership's financing activities resulted in
the  paydown  on long-term debt in the  amount  of
$203,851  and proceeds from borrowing on long-term
debt of $643,906 for the six months ended June 30,
1995.   The  Partnership will payoff its remaining
long-term  debt of $806,800 by 1998.  Total  long-
term   debt   assumed  by  the  Partnership   from
inception  is $6,529,065, for a total leverage  of
23%.   The Partnership's financing activities also
resulted in proceeds from the borrowing on notes payable - affiliates in the amount of $139,047 and the paydown on the installment note during the first six months of 1995 in the amount of $38,322.
Such notes payable - affiliates will be paid off in 1995.

Cash  distributions  are currently  at  an  annual
level  of  8%  per  Limited Partnership  Unit,  or
$10.00 per Limited Partnership Unit on a quarterly
basis.   For the quarter ended June 30, 1995,  the
Partnership   declared  a  cash  distribution   of
$212,474, of which $10,624 was allocated to the General Partner and $201,850 was allocated to the Limited Partners. The distribution will be made on August 28, 1995. The Partnership expects to continue paying at or near this level in the future.

The effects of inflation have not been significant to the Partnership and are not expected to have any material impact in future periods.
(Page 10)
                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-D
                      (A Massachusetts Limited Partnership)

                    Computer Equipment Portfolio (Unaudited)
                                  June 30, 1995

Lessee

American Telephone & Telegraph Company,
Incorporated
Applied Magnetics Corporation
Caterpillar, Incorporated
Champs Software, Incorporated
Coulter Leasing Corporation
Dan River Corporation
Delphi Internet Services Corporation
Exxon Company, U.S.A.
George Melhado and Company
Halliburton Company
Hughes Aircraft Company, Incorporated
Integrated Systems Technology Corporation
Invetech Company
J. Walter Thompson, U.S.A., Incorporated
Magnavox Electronic Systems Company, Incorporated
Maryland Casualty Insurance, Incorporated
Merchants Association of Florida, Incorporated
Mercury Marine, Division of Brunswick Corporation
Mobil Oil Corporation
New England Mutual Life Insurance Company
New York Life Insurance Company
NYNEX National, Incorporated
ON Technology Corporation
Owens Corning Fiberglass, Incorporated
Packard Hughes Interconnect, Incorporated
Simmons Market Research Bureau, Incorporated
Thomas James Associates, Incorporated
Troll Associates, Incorporated
Western Atlas Company, Incorporated
Xerox Corporation

Equipment Description                Acquisition Price

Computer peripherals                 $ 3,200,400
Processors & upgrades                  3,446,584
Other                                  1,559,169
                                     -----------
                                     $ 8,206,153
                                     -----------
                                     -----------

(Page 11)
                           PART II.  OTHER INFORMATION

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-D
                      (A Massachusetts Limited Partnership)


Item 1.  Legal Proceedings
         Response:  None

Item 2.  Changes in the Rights of the
         Partnership's Security Holders
         Response:  None

Item 3.  Defaults by the Partnership on its Senior
         Securities
         Response:  None

Item 4.  Results of Votes of Security Holders
         Response:  None

Item 5.  Other Information
         Response:  None

Item 6.  Exhibits and Reports on Form 8-K
         Response:

         A.  None

         B.  None
(Page 12)
SIGNATURE

Pursuant  to  the requirements of  the  Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-D
 (Registrant)

By:      Wellesley Leasing Partnership,
         its General Partner

By:      TLP Leasing Programs, Inc.,
         one of its Corporate General Partners


Date:    August 11, 1995

By:      Arthur P. Beecher,
         President