Form 10-Q
period 1995-09-30
WELLESLEY LEASE INCOME LTD PARTNERSHIP III-D
filed 1995-11-14
CIK 760386

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            -----------------------

                                   FORM 10-Q
                   Quarterly Report Under Section 13 or 15(d)
              of the United States Securities Exchange Act of 1934

                            -----------------------


For Quarter Ended September 30, 1995                Commission File No. 2-95011


                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-D
             (Exact name of registrant as specified in its charter)


         Massachusetts                                               04-2850823
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                              Identification No.)


    One Financial Center, 21st Floor, Boston, MA                          02111
(Address of principal executive offices)                             (Zip Code)


Registrant's telephone number, including area code               (617) 482-8000
                               ----------------


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

                                  Yes X No ___

                             There are no Exhibits.


                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-D
                     (A Massachusetts Limited Partnership)


                                      INDEX                                                                          Page No.

Part I.       FINANCIAL INFORMATION

              Financial Statements

                    Balance Sheets as of September 30, 1995 and December 31, 1994                                         3

                    Statements of Operations For the Quarters Ended
                           September 30, 1995 and 1994 and the Nine Months Ended
                           September 30, 1995 and 1994                                                                    4

                    Statements of Cash Flows For the Nine Months Ended
                           September 30, 1995 and 1994                                                                    5

                    Notes to Financial Statements                                                                     6 - 7

              Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                                                        8 - 10

              Computer Equipment Portfolio                                                                               11

Part II.      OTHER INFORMATION

              Items 1 - 6                                                                                                12

              Signature                                                                                                  13


                         Part I. FINANCIAL INFORMATION

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-D
                     (A Massachusetts Limited Partnership)

                                 Balance Sheets

                                     Assets                                          (Unaudited)             (Audited)
                                                                                       9/30/95                12/31/94
Investment property, at cost (note 3):
   Computer equipment                                                             $     8,367,083         $     7,469,559
     Less accumulated depreciation                                                      5,379,001               4,853,270
                                                                                        ---------               ---------
       Investment property, net                                                         2,988,082               2,616,289

Cash and cash equivalents                                                                 451,381                 592,377
Rents receivable, net (note 2)                                                            173,982                  58,471
Sales receivable, net (note 2)                                                                  -                   4,940
Accounts receivable - affiliates (note 4)                                                       -                  12,332
                                                                                          -------                  ------

     Total assets                                                                 $     3,613,445         $     3,284,409
                                                                                  =     =========         =     =========

                        Liabilities and Partners' Equity
Liabilities:
   Current portion of long-term debt (note 6)                                     $       421,392         $       278,737
   Accounts payable and accrued expenses - affiliates (note 4)                            131,167                  48,297
   Accounts payable and accrued expenses                                                   35,452                  89,863
   Unearned rental income                                                                  13,584                  31,494
   Distribution payable                                                                    23,904                       -
   Notes payable - affiliates (note 5)                                                    200,000                       -
   Long-term debt, less current portion (note 6)                                          207,626                  88,008
                                                                                          -------                  ------

     Total liabilities                                                                  1,033,125                 536,399
                                                                                        ---------                 -------

Partners' equity:
   General Partner:
     Capital contribution                                                                   1,000                   1,000
     Cumulative net income                                                                519,826                 479,918
     Cumulative cash distributions                                                       (524,294)               (487,110)
                                                                                         --------                --------
                                                                                           (3,468)                 (6,192)
                                                                                           ------                  ------
   Limited Partners (20,185 Units):
     Capital contribution, net of offering costs                                        8,987,039               8,987,039
     Cumulative net income                                                              3,558,050               3,021,988
     Cumulative cash distributions                                                     (9,961,301)             (9,254,825)
                                                                                       ----------              ----------
                                                                                        2,583,788               2,754,202
                                                                                        ---------               ---------
     Total partners' equity                                                             2,580,320               2,748,010
                                                                                        ---------               ---------

     Total liabilities and partners' equity                                       $     3,613,445         $     3,284,409
                                                                                  =     =========         =     =========

                See accompanying notes to financial statements.


                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-D
                     (A Massachusetts Limited Partnership)

                            Statements of Operations
                                  (Unaudited)

                                                     Quarters Ended                         Nine Months Ended
                                                      September 30,                           September 30,
                                                      -------------                           -------------
                                                 1995              1994                1995                1994
                                                 ----              ----                ----                ----
Revenue:
   Rental income                           $       685,802     $     638,072      $    1,914,439     $     1,773,451
   Interest income                                   4,134            11,734              12,577              26,885
   Net (loss) gain on sale
     of equipment                                  (10,144)           24,672               1,110             344,646
                                                   -------            ------               -----             -------

       Total revenue                               679,792           674,478           1,928,126           2,144,982
                                                   -------           -------           ---------           ---------

Costs and expenses:
   Depreciation                                    394,084           428,167           1,127,687           1,154,646
   Interest                                         17,249             4,873              30,418               8,851
   Related party expenses (note 4):
     Management fees                                47,454            37,705             125,859             112,987
     General and administrative                     28,324            26,161              88,540              75,716
   (Reversal of) provision for
     doubtful accounts                                   -            11,465             (20,348)             11,465
                                                    ------            ------             -------              ------

       Total costs and expenses                    487,111           508,371           1,352,156           1,363,665
                                                   -------           -------           ---------           ---------

Net income                                 $       192,681     $     166,107      $      575,970     $       781,317
                                           =       =======     =     =======      =      =======     =       =======

Net income per Limited
Partnership Unit                           $          8.96     $        7.77      $        26.56     $         36.72
                                           =          ====     =        ====      =        =====     =         =====

                See accompanying notes to financial statements.


                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-D
                     (A Massachusetts Limited Partnership)

                            Statements of Cash Flows
             For the Nine Months Ended September 30, 1995 and 1994
                                  (Unaudited)

                                                                                           1995                     1994
                                                                                           ----                     ----
Cash flows from operating activities:
   Net income                                                                        $      575,970           $       781,317
                                                                                     -      -------           -       -------

   Adjustments  to  reconcile  net  income  to net cash  provided  by  operating activities:
       Depreciation                                                                       1,127,687                 1,154,646
       (Reversal of) provision for doubtful accounts                                        (20,348)                   11,465
       Net gain on sale of equipment                                                         (1,110)                 (344,646)
       Net (increase) decrease in current assets                                            (77,891)                   64,176
       Net increase (decrease) in current liabilities                                        10,549                   (57,102)
                                                                                             ------                   -------

         Total adjustments                                                                1,038,887                   828,539
                                                                                          ---------                   -------

         Net cash provided by operating activities                                        1,614,857                 1,609,856
                                                                                          ---------                 ---------

Cash flows from investing activities:
   Purchase of investment property                                                       (1,601,412)               (1,222,451)
   Proceeds from sales of investment property                                               103,042                   623,998
                                                                                            -------                   -------

         Net cash used in investing activities                                           (1,498,370)                 (598,453)
                                                                                         ----------                  --------

Cash flows from financing activities:
   Proceeds from borrowings on notes payable - affiliates                                   339,047                         -
   Principal payments on notes payable - affiliates                                        (139,047)                        -
   Proceeds from borrowings on long-term debt                                               643,906                   266,596
   Principal payments on long-term debt                                                    (381,633)                 (194,732)
   Cash distributions to partners                                                          (719,756)                 (796,778)
                                                                                           --------                  --------

         Net cash used in financing activities                                             (257,483)                 (724,914)
                                                                                           --------                  --------

Net (decrease) increase in cash and cash equivalents                                       (140,996)                  286,489

Cash and cash equivalents at beginning of period                                            592,377                   621,024
                                                                                            -------                   -------

Cash and cash equivalents at end of period                                           $      451,381           $       907,513
                                                                                     =      =======           =       =======

Supplemental cash flow information:
   Interest paid during the period                                                   $       31,496           $         9,866
                                                                                     =       ======           =         =====

                See accompanying notes to financial statements.

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-D
                     (A Massachusetts Limited Partnership)

                         Notes to Financial Statements
                  For the Nine Months ended September 30, 1995
                                  (Unaudited)

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

(2)   Summary of Significant Accounting Policies

Allowance for Doubtful Accounts

The financial statements include allowances for estimated losses on receivable balances. The allowances for doubtful accounts are based on past write off experience and an evaluation of potential uncollectible accounts within the current receivable balances. Receivable balances which are determined to be uncollectible are charged against the allowance and subsequent recoveries, if any, are credited to the allowance. At September 30, 1995 and December 31, 1994, the allowance for doubtful accounts included in rents receivable was $39,170 and $55,208, respectively, and $0 and $4,310 included in sales receivable, respectively.

Reclassifications

Certain prior year financial statement items have been reclassified to conform with the current year's financial statement presentation.

(3)   Investment Property

At September 30, 1995, the Partnership owned computer equipment with a depreciated cost basis of $2,988,082 subject to existing leases. All purchases of computer equipment are subject to a 3% acquisition fee paid to the General Partner.

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-D
                     (A Massachusetts Limited Partnership)

                         Notes to Financial Statements
                                  (Unaudited)

(4)   Related Party Transactions

Fees, commissions and other expenses paid or accrued by the Partnership to the General Partner or affiliates of the General Partner for the years ended September 30, 1995 and 1994 are as follows:


                                                     1995                        1994
                                                     ----                        ----

Equipment acquisition fees                       $     46,643               $     35,370
Management fees                                       125,859                    112,987
Reimbursable expenses paid                             89,336                     71,294
                                                       ------                     ------

                                                 $    261,838               $    219,651
                                                 =    =======               =    =======

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

(5)   Notes Payable-Affiliates

Notes payable-affiliates at September 30, 1995, consists of one non-recourse promissory note payable to TLP Leasing Programs, Inc. in the amount of $200,000, bearing interest at the rate of 8.75%. The note payable matures in 1996.

(6)   Long-term Debt

Long-term debt at September 30, 1995 consists of one loan for $16,211 from Randolph Computer Company with an interest rate of 5.75%, one loan for $94,891 from Relational Funding with an interest rate of 8.15%, two loans totaling $224,894 from Union Chelsea National Bank each with an interest rate of 9.00%, one loan for $56,078 from CIS Group/Equipment Financing, Incorporated with an interest rate of 14.17%, and seven installment notes from Pullman Capital Corporation totaling $236,944, all with an interest rate of 8.00%. All loans are non-recourse and are collateralized by equipment on the respective leases with a total net book value of $1,122,243 and assignment of the related leases.

Maturities of long-term debt are as follows:

                                     1995                   $      166,178
                                     1996                          292,364
                                     1997                          141,602
                                     1998                           28,874
                                                                    ------

                                                            $      629,018

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-D
                     (A Massachusetts Limited Partnership)

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
                                  (Unaudited)

Results of Operations

The following discussion relates to the Partnership's operations for the quarter and nine month periods ended September 30, 1995 compared to the same period in 1994.

The Partnership realized net income of $192,681 and $166,107 for the quarters ended September 30, 1995 and 1994, respectively. Rental income on operating leases increased $47,730 or 7% between the three month periods. The increase in rental income can be attributed to rents resulting from new equipment acquisitions totaling $1,601,412 and $1,222,451, in 1995 and 1994, respectively. Interest income decreased as a result of lower average short-term investment balances held during the current quarter. The decrease in net gain on the sale of equipment between the three month periods is primarily due to fewer equipment sales in the third quarter of 1995.

Total costs and expenses decreased $21,260 or 4% between the three month periods. The decrease in costs and expenses is primarily a result of lower depreciation expense. Depreciation expense decreased due to a large portion of the equipment portfolio becoming fully depreciated. Also included in depreciation expense for the quarter ended September 30, 1995 is a provision of $10,000 for estimated losses on the ultimate disposition of equipment. Interest expense increased $12,376 between the three month periods due to the payoff and continued paydown of the notes payable-affiliates and long-term debt. Management fees have increased due to the increase in rental income on operating leases. General and administrative expenses increased with the overall rise in rental income. The third quarter of 1994 reflected a provision for doubtful accounts of $11,465 to reserve for uncollectible accounts.

The Partnership realized net income of $575,970 and $781,317 for the nine month periods ended September 30, 1995 and 1994, respectively. Rental income on operating leases increased $140,988 or 8%. As discussed in the quarter analysis above, the increase in rental income is directly related to the significant amount of equipment acquisitions in 1994 and 1995. Interest income decreased $14,308 due to the Partnership carrying lower average short-term investment balances during 1995. The decrease in net gain on sale of equipment is attributed to fewer equipment sales in 1995. The large 1994 net gain on sale of equipment is due to the large number of equipment sales of equipment carrying low net book values.

Total costs and expenses decreased $11,509 or 1% between the nine month periods. The decrease in costs and expenses is primarily the result of lower depreciation expense along with the current year reversal of provision for doubtful accounts. As discussed above, depreciation expense decreased due to a large portion of the equipment portfolio becoming fully depreciated. Also included in depreciation expense for the nine months ended September 30, 1995 is a provision for $10,000 for estimated losses on the ultimate disposition of equipment. Interest expense increased $21,567 due to the payoff and continued paydown on the installment notes payable-affiliates and long-term debt. Management fees have increased along with the increase in rental income, as mentioned in the quarter analysis above. Correspondingly, general and administrative expenses increased in relation to the overall increase rental income. The reversal of provision for doubtful accounts of $20,348 is due to successful collection efforts on delinquent accounts in 1995.

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-D
                     (A Massachusetts Limited Partnership)

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
                                  (Unaudited)

During the quarter ended September 30, 1995 and the nine months ended September 30, 1995, the Partnership allocated profits and losses resulting in $8.96 and $26.56 per Limited Partnership Unit, respectively. The allocation for the nine months ended September 30, 1995 includes a cost recovery allocation of profit and loss among the General and Limited Partners which results in an allocation of net loss to the Limited Partners in the first nine months of 1995. This cost recovery allocation is required to maintain capital accounts consistent with the distribution provisions of the Partnership Agreement. In certain periods, the cost recovery of profit and loss may result in an allocation of net loss the Limited Partners in instances when the Partnership's operations were profitable for the period.

Liquidity and Capital Resources

For the nine months ended September 30, 1995, rental revenue generated from the operating leases was the primary source of funds for the Partnership. As the equipment leases terminate, the General Partner determines if the equipment will be extended to the same lessee, remarketed to another lessee, or if it is less marketable, sold. This decision is made upon analyzing which option would derive the most favorable results.

Rental income will begin to decrease in 1995 due to two factors. The first factor is the rate obtained when the original leases expire and are remarketed at a lower rate. Typically the remarketed rates are lower due to the decrease in useful life of the equipment. Secondly, the increasing change of technology in the computer industry usually decreases the demand for older equipment, thus increasing the possibility of obsolescence. Both of these factors together will cause remarketed rates to be lower than original rates and will cause certain leases to terminate upon expiration. This decrease however, should not affect the Partnership's ability to meet its future cash requirements, including its long-term debt and notes payable-affiliates obligations. To the extent that future cash flows should be insufficient to meet the Partnership's operating expenses and liabilities, additional funds could be obtained through the sale of equipment, or a reduction in the rate of cash distributions. Future rental revenues amount to $2,985,523 and are expected to be received over the next four years.

In the first nine months, the Partnership's investing activities resulted in equipment purchases of $1,601,412 and equipment sales with a depreciated cost basis of $113,631, generating $103,042 in proceeds. Associated with the equipment sales were $11,699 of loss charge offs against the reserve, initially set up in prior periods for estimated losses on the ultimate disposition of equipment. The Partnership has no material capital expenditure commitments and will not purchase equipment in the future as the Partnership has reached the end of its reinvestment period.

The Partnership's financing activities resulted in the paydown on long-term debt in the amount of $381,633 and proceeds from borrowing on long-term debt of $643,906 for the nine months ended September 30, 1995. The Partnership will payoff its remaining long-term debt of $629,018 by 1998. Total long-term debt assumed by the Partnership from inception is $6,529,065, for a total leverage of 23%. The Partnership's financing activities also resulted in proceeds from the borrowing on notes payable - affiliates in the amount of $339,047 and the paydown on the installment note during the first nine months of 1995 in the amount of $139,047. Such notes payable - affiliates will be paid off in 1996.

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-D
                     (A Massachusetts Limited Partnership)

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
                                  (Unaudited)

Cash distributions are currently at an annual level of 8% per Limited Partnership Unit or $10.00 per Limited Partnership Unit on a quarterly basis. For the quarter ended September 30, 1995, the Partnership declared a cash distribution of $212,474, of which $10,624 was allocated to the General Partner and $201,850 was allocated to the Limited Partners. The distribution will be made on November 28, 1995. The Partnership expects to continue paying at or near this level in the future. The effects of inflation have not been significant to the Partnership and are not expected to have a material impact in future periods.

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-D
                     (A Massachusetts Limited Partnership)

                    Computer Equipment Portfolio (Unaudited)

Lessee

American Telephone & Telegraph, Incorporated
Applied Magnetics Corporation
Caterpillar, Incorporated
Champs Software, Incorporated
Chrysler Motors Corporation
Coulter Leasing Corporation
Delphi Internet Services Corporation
Exxon Company, U.S.A.
George Melhado and Company
H.J. Meyers & Company, Incorporated
Halliburton Company, Incorporated
Hughes Aircraft Corporation
Integrated Systems Technology Corporation
Invetech Company
J. Walter Thompson, U.S.A., Incorporated
Magnavox Electronic Systems Company, Incorporated Maryland Casualty Insurance Company, Incorporated Merchants Association of Florida, Incorporated Mercury Marine, Division of Brunswick Corporation Mobil Oil Corporation New York Life Insurance Company NYNEX National, Incorporated ON Technology Corporation Owens - Corning Fiberglass Corporation Packard Hughes Interconnect, Incorporated Simmons Market Research Bureau, Incorporated Thomas James Associates, Incorporated Troll Associates, Incorporated Western Atlas Company, Incorporated Xerox Corporation

Equipment Description                                                                Acquisition Price

Computer peripherals                                                                   $     3,263,163
Processors & upgrades                                                                        3,514,175
Other                                                                                        1,589,745
                                                                                             ---------

                                                                                       $     8,367,083
                                                                                       =     =========


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

By:  Arthur P. Beecher
     President


Date: November 14, 1995
      -----------------