Form 10-K
period 1995-12-31
WELLESLEY LEASE INCOME LTD PARTNERSHIP III-D
filed 1996-04-01
CIK 760386

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934



    For the fiscal year ended December 31, 1995 Commission File No. 2-95011


                Wellesley Lease Income Limited Partnership III-D
             (Exact Name of Registrant as Specified in its Charter)


Massachusetts                                                                                04-2850823
(State or other jurisdiction                                                                 (IRS Employer Identification No.)
 of incorporation or organization)


One Financial Center, 21st Floor, Boston, MA                                                 02111
(Address of principal executive offices)                                                     (Zip Code)


Registrant's telephone number, including area code                                           (617) 482-8000

Securities registered pursuant to Section 12(b) of the Act                                   None

Securities registered pursuant to Section 12(g) of the Act                                   Units of Limited Partnership Interests



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No

State the aggregate market value of the voting stock held by non-affiliates of the registrant as of March 26, 1996: Not applicable, since securities are non-voting.

                   Documents incorporated by reference: None.

                            Exhibit Index on Page: 36

Graphic image depicting the corporate organization as discussed in Part I, Item 1 Business as follows:

Continental Information Systems Corporation ("Continental") controls CIS Corporation ("CIS") which controls CMI Holding Co. ("Holding"). Holding controls TLP Leasing Programs, Inc. ("TLP"), CMI Corporation ("CMI"), and TLP Securities, Inc. TLP controls TLP Columbia Management Corp. ("TCMC") which serves as General Partner to the Columbia Lease Income Funds. CMI controls CIS Management Services Corp. ("CISMS"). Torchmark Corporation ("Torchmark") controls TMK/United, Inc. which controls Waddell and Reed Financial Services, Inc. ("Waddell And Reed").

Through various dealer-manager arrangements, TLP, CISMS, and Waddell and Reed serve as corporate general partners to the Wellesley Leasing Partnership ("Wellesley General Partner") and the Hanover Leasing Partnership. The Wellesley General Partner is the general partner for the Wellesley Lease Income Limited Partnership. Hanover Leasing Partnership serves as the General Partner for Hanover Lease Income Limited Partnership with BOT Financial Corporation serving as agent.

                                     Part I
Item 1.  Business.

Wellesley Lease Income Limited Partnership III-D (the "Partnership") is a limited partnership organized under the provisions of the Massachusetts Uniform Limited Partnership Act on December 18, 1984. As of December 31, 1995, the Partnership consisted of a General Partner and 1,978 Limited Partners owning 20,185 Units of Limited Partnership Interests of $500 each (the "Units"), except that employees of the Corporate General Partners of the General Partner and employees and securities representatives of its affiliates purchased 334 Units for a net price of $460 per Unit, and the Partnership incurred no obligation to pay any sales commissions with respect to such sales. The Units were sold commencing March 19, 1985, pursuant to a Registration Statement on Form S-1 under the Securities Act of 1933. As set forth more fully at Item 10. Directors and Executive Officers of the Partnership. of this report, the General Partner is Wellesley Leasing Partnership, and the General Partner has three Corporate General Partners (the "Corporate General Partners"): TLP Leasing Programs, Inc. ("TLP") and CIS Management Services Corporation ("CISMS"), both Massachusetts corporations and Waddell & Reed Financial Services, Inc. ("Waddell & Reed", formerly TUP Services, Inc., "TUPS"), a Missouri corporation.

The Partnership was organized to engage in the business of acquiring income-producing computer peripheral equipment for investment purposes, principally International Business Machines, Incorporated ("IBM") equipment. The Partnership's principal objectives are as follows:

1. To acquire and lease equipment, primarily through operating leases, to generate income during its entire useful life;

2. To provide quarterly distributions of cash to the Limited Partners from leasing revenues and from the proceeds of sales or other disposition of Partnership equipment; and

3. To reinvest a portion of lease revenues and a substantial portion of cash from sales and refinancings in additional equipment during the first nine years of the Partnership's operations.

The Partnership was formed primarily for investment purposes and not as a "tax shelter".

The Partnership shall terminate on December 31, 2012, unless sooner dissolved or terminated as provided in Section 11 of the Amended Agreement of Limited Partnership.

The closing date of the Partnership was April 25, 1986, and aggregate equipment purchased through December 31, 1995, is $29,439,217. At the end of 1995, there are 41 leases in place with 22 lessees. The acquisition of these leases and equipment is described more fully in Item 2. Properties. of this report and notes 3 and 4 to the financial statements included in Item 8.
Financial Statements and Supplementary Data.

On January 9, 1996, TLP Holding LLC purchased all the common stock of TLP from CMI Holding Co. Under the new ownership, TLP will continue to operate in the same manner of business as described below.

Under the Partnership Agreement, the General Partner, Wellesley Leasing Partnership, is solely responsible for the operation of the Partnership and its equipment. As discussed above, the General Partner has three Corporate General
Partners: TLP, CISMS and Waddell & Reed. TLP was formed in December 1982 and is a wholly-owned subsidiary of CMI Holding Co. ("Holding"), the capital stock of which was acquired in August 1987 by Continental Information Systems Corporation ("CISC"), in Syracuse, New York (a New York Stock Exchange-listed corporation). Through this acquisition, CISC became the ultimate parent of TLP and CISMS. On July 20, 1993, Holding became a wholly-owned subsidiary of CIS pursuant to a court ordered settlement (see note 8 to the financial statements included in Item 8. Financial Statements and Supplementary Data). While Holding and its subsidiaries have retained their separate corporate identities since the acquisition, their operations (except those of TLP and the limited partnerships it manages) have been effectively integrated into those of CIS Corporation ("CIS") and its affiliates. These operations include buying, selling, financing, leasing, and sub-leasing new and used computer equipment, and their services include securing, financing, collecting rentals, and supervising equipment maintenance and service. CISMS was formed in May 1985, and is a wholly-owned subsidiary of CMI Corporation ("CMI"), which is another wholly-owned subsidiary of Holding and an affiliate of TLP. CMI is engaged in equipment leasing, primarily involving computer equipment and aircraft. Waddell & Reed, Inc. (formerly TUPS) was formed in May 1986 and is an affiliate of Waddell & Reed, Inc., which was one of the Soliciting Brokers for this offering. Both Waddell & Reed and Waddell & Reed, Inc. are wholly-owned subsidiaries of TMK/United Inc., which itself is an indirect 85% owned subsidiary of Torchmark Corporation ("Torchmark").

The General Partnership Agreement between TLP and CISMS (the "General Partnership Agreement"), provides that CISMS will propose to the Partnership equipment acquisitions, leasing, financing and re-financing transactions, and sale transactions, for approval by the Executive Committee, and will oversee the operation, management and use of the Partnership's equipment, and that TLP will oversee the marketing of the Units and all administrative functions of the Partnership and, together with Waddell & Reed, will supply substantially all of the General Partner's capital resources. All of the Partnership's equipment to date has been acquired, and all dispositions of Partnership equipment have been made, through CISMS, using the personnel and resources of CMI, another Continental affiliate, both of which emerged from protection under Chapter 11 of the United States Bankruptcy Code on December 21, 1994, and several outside equipment lease brokers the General Partner believes would be most advantageous for the Partnership; see note 8 Item 8. Financial Statements and Supplementary Data. of this report.

The Partnership's investment policy provides for the acquisition of diversified types of computer equipment and the leasing of such equipment to others on a short-term basis under operating leases. The Partnership generally purchases equipment for which a lease exists, or is entered into at the time of the Partnership's acquisition of the equipment. This equipment is recorded and depreciated at the Partnership cost (purchase price plus the acquisition fee). If at any time the General Partner deems the equipment to be obsolete or related maintenance and storage costs to be in excess of its fair market value, the equipment is scrapped or sold at the current fair market value, which ever is most advantageous for the Partnership.

Pursuant to its leasing policies, the General Partner performs a credit analysis of potential lessees to determine their creditworthiness. The General Partner leases all of its equipment to third parties by means of operating leases with fixed base lease rates. Rents are payable monthly or quarterly. Operating leases generally do not have terms greater than five years in duration and the aggregate noncancelable rental payments during the term of the lease (on a net present value basis), are not sufficient to permit the lessor to recover the purchase price of the equipment.

At the termination of the lease, the General Partner arranges for the equipment to be re-leased (either to the same lessee or a new lessee) if it determines that re-leasing is in the Partnership's best interests. Generally, equipment is re-leased at least once and possibly several times during the Partnership's life, unless it is determined that the equipment is not marketable and therefore may be sold. The General Partner provides, or arranges for the installation, removal, maintenance and modification of the Partnership's equipment. Also, the General Partner will purchase and maintain, or cause to be purchased and maintained, appropriate insurance coverage to protect the interests of the Partnership.

Of the leases in place at December 31, 1995, the Partnership owned various computer equipment with an original cost basis of $7,636,323. Listed below is a breakdown of the various types of computer equipment owned:

                Computer peripherals                         $     2,978,166
                Processors & upgrades                              3,207,256
                Other                                              1,450,901
                                                             ---------------

                                                             $     7,636,323
                                                             ===============

Of the leases in place at December 31, 1995, the average lease term is 32 months and the average monthly lease rate as a percentage of original equipment cost is 2.85%.

The Partnership's investments in computer peripheral equipment are and will continue to be subject to various risk factors. The principal business risk associated with ownership of the equipment is the inability to keep it fully leased at rentals which, after payment of operating expenses and debt service on Partnership borrowings, provide, together with any anticipated sales proceeds or salvage value, an acceptable rate of return. Other risk factors include:

1.       Technological   and   economic   equipment   obsolescence,     physical
         deterioration,   malfunction, and  risks  attendant  upon  defaults  by
         lessees and credit losses.

2. Residual Values of Equipment. The Partnership's return on its investment in equipment will depend in part upon the continuing value of such equipment which in turn, depends upon, among other things: (1) the quality of the equipment; (2) the condition of the equipment; (3) the timing of the equipment's acquisition; (4) the cost of comparable new equipment; (5) the technological obsolescence of the equipment; (6) the General Partner's ability to forecast technological changes which may reduce the value of the equipment; and (7) market factors.

3. Competition from Full Payout Lessors. In connection with operating leases, the Partnership will encounter considerable competition from those offering full payout leases, which are written for a longer term and a lower rate than the Partnership's operating leases.

4. Competition from Manufacturers. Leases offered by the Partnership will compete with operating leases and full payout leases offered by equipment manufacturers in their own lease programs. In addition to attractive financial terms, manufacturers may also provide certain ancillary services which the Partnership cannot offer directly, such as maintenance service (including possible equipment substitution rights), warranty services and trade-in privileges.

5. Other Competition. There are numerous other potential investors, including limited partnerships organized and managed similarly to the Partnership, seeking to purchase equipment subject to either operating leases or full payout leases, many of which will have greater financial resources than the Partnership and more experience than the General Partner. The Partnership will compete in the computer leasing marketplace with many non-manufacturing firms, including other equipment dealers, brokers and leasing companies, as well as with financial institutions.

6. Changes in Marketing Policies. IBM's current marketing policy of offering accrual discounts (i.e., applying lease payments as a credit toward the purchase of equipment) and volume discounts enables certain customers to obtain IBM equipment at a cost lower than its fair market value. In the case of accrual discounts, lessees of IBM equipment who have earned a purchase credit toward that equipment can purchase the equipment from IBM and arrange a cost-effective sale and leaseback arrangement with CMI or the Partnership. The sale price to the
         Partnership will typically be less than the fair market value of the equipment. The Partnership may be able to participate in volume discounts through purchases arranged by lessees of CMI. The Partnership's lower equipment costs in turn should enable the Partnership to offer lower lease rates to customers and help offset the risk of early obsolescence. If IBM were to eliminate these policies, raise its prices, lower its lease rates, or become more active as a lessor, the Partnership might find it more difficult to compete successfully as a lessor of IBM equipment.

7. Defaults by Lessees. Default by a lessee may cause equipment to be returned to the Partnership at a time when the General Partner may be unable to promptly arrange for its re-leasing (at the rental rate previously received or otherwise) or sale (with or without a loss), thus resulting in the loss of anticipated revenues and the inability to recover the Partnership's investment and repay related debt. Any related debt may be secured by the returned equipment and, in some cases, by the Partnership's other equipment. If the debt is not paid in a timely manner, the lender may foreclose and assume ownership of all equipment securing the debt, resulting in economic loss and adverse tax consequences to the Partnership's partners. Three lessees, Halliburton Company, Incorporated, New York Life Insurance Company and ON Technology Corporation, lease equipment in excess of 10% of total rental income for the year ended December 31, 1995. The related rental payments comprise 14.48%, 11.53% and 11.39%, respectively, of the total rental income for the year ended December 31, 1995. Halliburton Company, Incorporated, New York Life Insurance Company and ON Technology Corporation lease equipment comprising
         11.42%, 15.45% and 10.19%, respectively of the total equipment portfolio at December 31, 1995.

8. Changes in Technology. The General Partner intends to offer lease rates to the Partnership's lessees which take into account the risk of technological advances which may reduce the value of such equipment owned by the Partnership. However, the introduction of an entirely new technology could lead to a radical reduction in the fair market value of certain equipment and make such equipment difficult to re-lease.

The Partnership considers itself to be engaged in only one industry segment, the business of investing primarily in IBM computer peripheral equipment and leasing the equipment to major national corporations on an operating lease basis, and therefore, industry segment information has not been provided.

For information regarding the settlements between the Partnership and the Liquidating Estate of CIS Corporation, et al, arising out of the emergence from bankruptcy of CIS and CMI, see Item 3. Legal Proceedings.

Item 2.  Properties.

At December 31, 1995, the Partnership owned computer equipment with a depreciated cost basis of $2,364,039, subject to 41 existing leases with 22 different lessees, and equipment held in inventory, awaiting re-lease or sale, with depreciated cost basis of $249,317. All purchases of computer equipment are subject to a 3% acquisition fee paid to the General Partner.

Item 3. Legal Proceedings:

There are no material pending legal proceedings that the Partnership is a party or of which any of its equipment or leases is the subject, except as described below and in note 8 to the financial statements herein in Item 8. Financial Statements and Supplementary Data.

On January 13, 1989 (the "Petition Date"), Continental Information Systems Corporation ("Continental"), CIS Corporation ("CIS"), CMI Holding Co. ("Holding"), CMI Corporation ("CMI") and certain of its affiliates (collectively, the "Debtors"), voluntarily petitioned for relief under Chapter 11 of the United States Bankruptcy Code ("Chapter 11"), and thereafter continued in the management and operation of their businesses and property as Debtors In Possession until October 25, 1989, when the United States Bankruptcy Court (the "Court") confirmed the appointment of James P. Hassett as Chapter 11 trustee (the "Trustee") of the Debtors. Holding is the parent of TLP and CMI is the parent of CISMS. TLP and CISMS, neither of which filed under Chapter 11, are the two Corporate General Partners of Wellesley Leasing Partnership, the General Partner of the Partnership. Both before and after the Petition Date, CIS and CMI have acted as agents for the Partnership in selling, leasing and remarketing Partnership equipment. Holding became a wholly-owned subsidiary of CIS pursuant to a Court ordered settlement on July 20, 1993.

On January 9, 1996, TLP Holding LLC purchased all the common stock of TLP from Holding. Under the new ownership, it is expected that TLP will continue to operate in the same manner of business as it has in the past.

As of the Petition Date, there were a number of unsettled transactions between CIS and CMI and the Partnership and other affiliated partnerships (the Partnership and such other partnerships are herein collectively referred to as the "Partnerships"), including outstanding accounts receivable and accounts payable between each of the Partnerships and CIS and CMI and their affiliates, sales of equipment and related leases from CIS and CMI to each of the
Partnerships for which not all documentation had been completed as of the Petition Date, and sales of equipment and related leases from which CIS had failed to remove prior third-party liens. In addition, accounts receivable and accounts payable continued to accrue and be paid between each of the Partnerships and CIS and CMI and their affiliates subsequent to the Petition Date.

On February 28, 1992, the Court granted an order implementing a settlement of the outstanding issues between each of the Partnerships and the Debtors. The settlement occurred on March 13, 1992. In the order the Court approved a set-off on a partnership-by-partnership basis of pre-petition amounts owed by each affected Debtor to each Partnership to the extent of pre-petition amounts owed by that Partnership to that Debtor. The Partnership was a net creditor to the Debtors and paid in full its amounts owing them.

On November 29, 1994, the Court confirmed the Trustee's proposed Joint Plan of Reorganization dated October 4, 1994, and the Debtors emerged from Chapter 11 bankruptcy protection on December 21, 1994.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5. Market for the Partnership's Securities and Related Security Holder Matters.

(a)  Market Information

The Partnership's outstanding securities consist of Limited Partnership Interests in Units of $500 each. As of December 31, 1995, 20,185 Units had been sold to the public at a price of $500 per Unit (except for 334 Units which were sold for a net price of $460 per Unit to employees of the Corporate General Partners of the General Partner and employees and securities representatives of its affiliates).

There is no public market for the Units, and it is not anticipated that such a public market will develop.

(b)  Approximate Number of Security Holders

                                      Number of Unit                              Number of Units
                                     holders on Record                              as of
 Title of Class                        as of 12/31/95                              12/31/95


Units of
Limited
Partnership Interests                        1,978                                  20,185


(c)  Dividend History and Restrictions

During the fiscal period ended December 31, 1986 the Partnership completed its offering of 20,185 Units. Pursuant to Section 8 of the Limited Partnership Agreement, the Partnership's "Distributable Cash From Operations" for each year will be determined and then distributed to the Partners. Upon reaching the end of its reinvestment period (the ninth anniversary of the Partnership's closing date), the Partnership will also distribute to the Partners "Distributable Cash From Sales or Refinancings", if any. The Partnership distributed $908,326, $1,009,251 and $1,009,250 to the Limited Partners and $47,808, $53,120 and
$53,120 to the General Partners in 1995, 1994 and 1993, respectively. The cumulative cash distributions to the Limited Partners through December 31, 1995, are $10,163,151 as compared with the contributed Limited Partners' net capital of $8,987,039.

"Cash From Operations" and "Cash From Sales or Refinancing" means the net cash provided by the Partnership's normal operations or as a result of any sales, refinancings or other dispositions of equipment, respectively, after the general expenses and current liabilities of the Partnership (other than the equipment management fee) are paid, as reduced by any reserves for working capital and contingent liabilities to the extent deemed reasonable by the General Partner, and as increased by any portion of such reserves then deemed by the General Partner not to be required for Partnership operations. "Distributable Cash From Operations" and "Distributable Cash From Sales or Refinancings" means Cash From Operations or Cash From Sales or Refinancings, respectively, reduced by amounts which the General Partner determines shall be reinvested (through the ninth anniversary of the Partnership's closing date) in additional Equipment and by payments of all accrued but unpaid equipment management fees.

For rendering services in connection with the normal operations of the Partnership, the Partnership will pay to the General Partner a Partnership management fee equal to 7% of the monthly rental billings collected.

Each distribution of Distributable Cash From Operations and any Distributable Cash From Sales or Refinancings from gains of the Partnership shall be allocated 95% to the Limited Partners and 5% to the General Partner. Any losses from sales or refinancings of equipment shall be allocated 99% to the Limited Partners and 1% to the General Partner until "Payout" has occurred. "Payout" means the time when the aggregate amount of all distributions to the Limited Partners of Distributable Cash From Operations and of Distributable Cash From Sales or
Refinancings equals the aggregate amount of the Limited Partners' original invested capital plus a cumulative 10% annual return (compounded daily) on their aggregate unreturned invested capital (calculated from the beginning of the first full fiscal quarter following the Partnership's closing date). Including the distribution for the fourth quarter of 1995 made February 29, 1996,
cumulative   distributions  to  date  are  $513.50  per  Unit.  This  cumulative distribution per Unit amount represents 13.39% of "Payout". After Payout has occurred, any Distributable Cash From Sales or Refinancings will be distributed 15% (plus an additional 1% for each 1% by which the total of all Limited Partners' original Capital Contributions actually paid or allocated to the Partnership's investment in equipment exceeds the greater of (i) 80% of the gross proceeds of the Partnership's offering of Units, reduced by 0.0625% for each 1% of leverage encumbering Partnership equipment, or (ii) 75% of the gross proceeds of such offering) to the General Partner, and the remainder to the Limited Partners. It is not anticipated that Payout will occur as of the liquidation of this Partnership.

Distributable Cash, if any, will be distributed within 60 days after the completion of each of the first three fiscal quarters of each Partnership fiscal year, and within 120 days after the completion of each fiscal year, beginning after the first full fiscal quarter following the Partnership's closing date. Each such distribution will be described in a statement sent to the Limited Partners.

For information regarding the settlements between the Partnership and the Liquidating Estate of CIS Corporation, et al, arising out of the emergence from bankruptcy of CIS and CMI, see Item 3. Legal Proceedings.

Item 6.  Selected Financial Data.

The following table sets forth selected financial information regarding the Partnership's financial position and operating results. This information should be read in conjunction with the financial statements and notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations, which are included in Items 8. and 7., respectively, of this report.



                                                                  For the Years Ended December 31,
                                                  1995             1994              1993              1992              1991
                                          --------------------------------------------------------------------------------------

Operating Data

   Rental Income                          $      2,483,009  $     2,315,814   $      2,438,414  $    2,854,774  $      3,052,435
   Interest Income                                  16,961           30,787             18,320          12,361            42,937
   Net Income (Loss)                               471,147          759,459          1,100,540         930,904          (109,777)
   Net Income (Loss) Per
     Limited Partnership Unit                        21.01            35.30             51.90            31.38             (5.99)

Balance Sheet Data

   Cash and Cash Equivalents              $        245,755  $       592,377   $        621,024  $      226,142  $        218,551
   Computer Equipment at Cost                    7,636,323        7,469,559          9,161,088      10,175,119        12,746,555
   Total Assets                                  3,116,203        3,284,409          3,444,411       3,271,941         4,541,931
   Long-term Debt                                  732,726          366,745            199,949         149,327         1,080,966
   Distributions to Partners                       956,134        1,062,371          1,062,370       1,062,371         1,062,370
   Distributions Per Limited
     Partnership Unit                                45.00            50.00              50.00           50.00             50.00
   Partners' Equity                              2,263,023        2,748,010          3,050,922       3,012,752         3,144,219


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

On April 25, 1986, the Partnership completed its offering and received from the escrow account $10,079,140 representing 20,185 Units of Limited Partnership Interests. Of this amount, the Partnership received proceeds from the sale of 334 Units at a price net of sales commissions for employees of the General Partners of the General Partner and employees and securities representatives of its affiliates, who are allowed to purchase Units for a net price of $460 per Unit.

Results of Operations

The Partnership realized net income of $471,147, $759,459 and $1,100,540 for the years ended December 31, 1995, 1994 and 1993, respectively. Rental income increased $167,195 or 7% and decreased $122,600 or 5% in 1995 and 1994, respectively. The increase is primarily due to the rental stream related to the current and prior year equipment acquisitions in the amount of $1,923,713 and $1,930,160, respectively. The 1994 decrease in rental income is primarily due to lower rental rates obtained on equipment lease extensions and remarketings resulting after the initial lease term expires. Interest income decreased in the current year as a result of lower average short-term investment balances held during 1995, versus the prior year in which interest income increased due to the higher average short-term balances held. The $161,510 net loss on sale of equipment recognized in 1995 resulted from the large sales of equipment carrying high net book values as compared to the prior year in which there was a $354,031 net gain on sale of equipment.

Total  costs  and  expenses  decreased  4% in 1995,  and  increased  4% in 1994, compared to prior periods. The decrease in costs and expenses is primarily a result of lower depreciation expense. The current year decrease in depreciation expense is attributable to a large portion of the equipment becoming fully depreciated. Included in depreciation expense in 1995 and 1993, respectively, is a provision for $110,000 and $100,000 to properly reflect the equipment portfolio's net realizable value. Interest expense increased $34,142 from 1995 to 1994 due to the payoff and continued paydown on the installment notes payable-affiliates and long-term debt. The reversal of provision for doubtful accounts of $31,070 is due to successful collection efforts on delinquent accounts in 1995. Management fees increased in the current year as a result of the increase in rental income. General and administrative expenses increased $22,926 and $19,431 for the years ended December 31, 1995 and 1994, respectively. A major factor contributing to this increase is that salaries and expenses of the partnership accounting and reporting personnel, of the General Partner, which are reimbursable by the various partnerships under management are being allocated over a diminishing number of partnerships. The General Partner managed 15 partnerships in 1995, 19 partnerships in 1994 and 21 partnerships in 1993.

The Partnership recorded net income per Limited Partnership Unit of $21.01, $35.30 and $51.90 for the years ended December 31, 1995, 1994 and 1993, respectively. The allocation for the years ended December 31, 1995 and 1994 includes a cost recovery allocation of profit and loss among the General and Limited Partners which results in an allocation of net loss to the Limited Partners. This cost recovery allocation is required to maintain capital accounts consistent with the distribution provisions of the Partnership Agreement. In certain periods, the cost recovery of profit and loss may result in an allocation of net loss the Limited Partners in instances when the Partnership's operations were profitable for the period.

Liquidity and Capital Resources

For the year ended December 31, 1995, rental revenue generated from operating leases was the primary source of funds for the Partnership. As equipment leases terminate, the General Partner determines if the equipment will be extended to the same lessee, remarketed to another lessee, or if it is less marketable, sold. This decision is made upon analyzing which options would generate the most favorable results.

Rental income will continue to decrease due to two factors. The first factor is the rate obtained when the original leases expire and are remarketed at a lower rate. Typically the remarketed rates are lower due to the decrease in useful life of the equipment. Secondly, the increasing change of technology in the computer industry usually decreases the demand for older equipment, thus increasing the possibility of obsolescence. Both of these factors together will cause remarketed rates to be lower than original rates and will cause certain leases to terminate upon expiration. This decrease however, should not affect the partnership's ability to meet its future cash requirements, including long-term debt obligations. To the extent that future cash flows should be insufficient to meet the Partnership's operating expenses and liabilities, additional funds could be obtained through the sale of equipment, or a reduction in the rate of cash distributions. Future rental revenues amount to $2,734,502 and are to be received over the next four years (see note 4 to the financial statements).

The Partnership's investing activities for the year resulted in equipment purchases of $1,923,713 and equipment sales with a depreciated cost basis of $369,728, generating $208,218 in proceeds. The Partnership has no material capital expenditure commitments, but will continue to purchase equipment as new operating leases are presented.

The Partnership's financing activities resulted in proceeds from borrowings on long-term debt of $913,792. The Partnership activities also included a paydown on long-term debt during 1995 of $547,811. The Partnership will payoff its remaining long-term debt of $732,726 by 1998. Total long-term debt assumed by the Partnership from inception is $6,798,951, for a total leverage of 23%. The Partnership's financing activities in 1995 also resulted in the short-term borrowing of notes payable-affiliate in the amount of $339,047 to finance equipment purchases which was paid off during the year.

Cash distributions paid in this first quarter of 1996 are currently at an annual level of 8% per Limited Partnership Unit, or $10.00 per Limited Partnership Unit. During 1995, the Partnership distributed a total of $45.00 per Limited Partnership Unit, of which $21.01 per Unit represents income and $23.99 per Unit represents a return of capital. For the quarter ended December 31, 1995, the Partnership declared a cash distribution of $212,474, of which $10,624 was distributed to the General Partner and $201,850 was distributed to the Limited Partners. The distribution subsequently occurred on February 29, 1996. The Partnership expects to continue paying at or near this level in the future.

The effects of inflation have not been significant to the Partnership and are not expected to have any material impact in future periods.

On January 9, 1996, TLP Holding LLC purchased all the common stock of TLP from Holding. Under the new ownership, it is expected that TLP will continue to operate in the same manner of business as it has in the past.

Item 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA




                          Independent Auditors' Report




The Partners of Wellesley Lease Income Limited Partnership III-D:

We have audited the accompanying balance sheets of Wellesley Lease Income Limited Partnership III-D (a Massachusetts Limited Partnership) as of December 31, 1995 and 1994, and the related statements of operations, partners' equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 1995. In connection with our audits of the financial statements, we have also audited the accompanying financial statement schedule II for each of the years in the three-year period ended December 31, 1995. These financial statements and this financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and this financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wellesley Lease Income Limited Partnership III-D as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.






                                                   KPMG Peat Marwick LLP



Boston, Massachusetts
March 15, 1996

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-D
                      (A Massachusetts Limited Partnership)

                                 Balance Sheets
                           December 31, 1995 and 1994

                                     Assets
                                                                                       1995                     1994
                                                                                 ----------------        ----------------
Investment property, at cost (notes 3 & 4):
  Computer equipment                                                             $      7,636,323        $      7,469,559
     Less accumulated depreciation                                                      5,022,967               4,853,270
                                                                                 ----------------        ----------------
       Investment property, net                                                         2,613,356               2,616,289

Cash and cash equivalents                                                                 245,755                 592,377
Rents receivable, net (notes 2 & 4)                                                       173,959                  58,471
Sales receivable, net (note 2)                                                              4,275                   4,940
Accounts receivable - affiliates (notes 4 & 8)                                             66,971                  12,332
Other assets                                                                               11,887                       -
                                                                                 ----------------        ----------------

     Total assets                                                                $      3,116,203        $      3,284,409
                                                                                 ================        ================

                        Liabilities and Partners' Equity
Liabilities:
   Current portion of long-term debt (note 6)                                    $        380,602        $        278,737
   Accounts payable and accrued expenses - affiliates (note 5)                             32,533                  48,297
   Accounts payable and accrued expenses                                                   87,381                  89,863
   Unearned rental revenue                                                                    540                  31,494
   Long-term debt, less current portion (note 6)                                          352,124                  88,008
                                                                                 ----------------        ----------------

     Total liabilities                                                                    853,180                 536,399
                                                                                 ----------------        ----------------

Partners' equity:
   General Partner:
     Capital contribution                                                                   1,000                   1,000
     Cumulative net income                                                                526,973                 479,918
     Cumulative cash distributions                                                       (534,918)               (487,110)
                                                                                 ----------------        ----------------
                                                                                           (6,945)                 (6,192)
                                                                                 ----------------        ----------------
   Limited Partners (20,185 units):
     Capital contribution, net of offering costs                                        8,987,039               8,987,039
     Cumulative net income                                                              3,446,080               3,021,988
     Cumulative cash distributions                                                    (10,163,151)             (9,254,825)
                                                                                 ----------------        ----------------
                                                                                        2,269,968               2,754,202
                                                                                 ----------------        ----------------
     Total partners' equity                                                             2,263,023               2,748,010
                                                                                 ----------------        ----------------

     Total liabilities and partners' equity                                      $      3,116,203        $      3,284,409
                                                                                 ================        ================

                 See accompanying notes to financial statements.

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-D
                      (A Massachusetts Limited Partnership)

                            Statements of Operations
              For the Years Ended December 31, 1995, 1994 and 1993


                                                                 1995                     1994                    1993
                                                            ---------------          --------------         ---------------
Revenue:
   Rental income                                            $     2,483,009          $    2,315,814         $     2,438,414
   Interest income                                                   16,961                  30,787                  18,320
   Net (loss) gain on sale of equipment                            (161,510)                354,031                 512,229
                                                            ---------------          --------------         ---------------

       Total revenue                                              2,338,460               2,700,632               2,968,963
                                                            ---------------          --------------         ---------------

Costs and expenses:
   Depreciation                                                   1,556,918               1,655,122               1,601,597
   Interest                                                          47,667                  13,525                  11,229
   Related party expenses (note 5):
     Management fees                                                166,811                 149,918                 170,967
     General and administrative                                     126,987                 104,061                  84,630
   (Reversal of) provision for
     doubtful accounts                                              (31,070)                 18,547                       -
                                                            ---------------          --------------         ---------------

       Total costs and expenses                                   1,867,313               1,941,173               1,868,423
                                                            ---------------          --------------         ---------------

Net income                                                  $       471,147          $      759,459         $     1,100,540
                                                            ===============          ==============         ===============

Net income per Limited
   Partnership Unit                                         $         21.01          $        35.30         $         51.90
                                                            ===============          ==============         ===============

                 See accompanying notes to financial statements.

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-D
                      (A Massachusetts Limited Partnership)

                    Statements of Partners' Equity (Deficit)
              For the Years Ended December 31, 1995, 1994 and 1993


                                                             General              Limited
                                                             Partner              Partners                 Total
                                                           -------------        ---------------     ----------------


Equity at
    December 31, 1992                                      $           -        $     3,012,752     $      3,012,752

Net income                                                        53,120              1,047,420            1,100,540

Cash distributions                                               (53,120)            (1,009,250)          (1,062,370)
                                                           -------------        ---------------     ----------------

Equity at
    December 31, 1993                                                  -              3,050,922            3,050,922

Net income                                                        46,928                712,531              759,459

Cash distributions                                               (53,120)            (1,009,251)          (1,062,371)
                                                           -------------        ---------------     ----------------

Equity (deficit) at
    December 31, 1994                                             (6,192)             2,754,202            2,748,010

Net income                                                        47,055                424,092              471,147

Cash distributions                                               (47,808)              (908,326)            (956,134)
                                                           -------------        ---------------     ----------------

Equity (deficit) at
    December 31, 1995                                      $      (6,945)       $     2,269,968     $      2,263,023
                                                           =============        ===============     ================

                 See accompanying notes to financial statements.

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-D
                      (A Massachusetts Limited Partnership)

                            Statements of Cash Flows
              For the Years Ended December 31, 1995, 1994 and 1993

                                                                            1995               1994                  1993
                                                                     ---------------     ----------------     ----------------
Cash flows from operating activities:
   Net income                                                        $       471,147     $        759,459     $      1,100,540
                                                                     ---------------     ----------------     ----------------

   Adjustments  to  reconcile  net  income  to net cash
     provided  by  operating activities:
       Depreciation                                                        1,556,918            1,655,122            1,601,597
       (Reversal of) provision for doubtful accounts                         (31,070)              18,547                    -
       Net loss (gain) on sale of equipment                                  161,510             (354,031)            (512,229)
       Net (increase) decrease in current assets                            (150,279)              34,474               86,720
       Net (decrease) increase in current liabilities                        (49,200)             (23,886)              83,678
                                                                     ---------------     ----------------     ----------------

         Total adjustments                                                 1,487,879            1,330,226            1,259,766
                                                                     ---------------     ----------------     ----------------

         Net cash provided by operating activities                         1,959,026            2,089,685            2,360,306
                                                                     ---------------     ----------------     ----------------

Cash flows from investing activities:
   Purchase of investment property                                        (1,923,713)          (1,930,160)          (1,906,866)
   Proceeds from sales of investment property                                208,218              707,403              953,190
                                                                     ---------------     ----------------     ----------------

         Net cash used in investing activities                            (1,715,495)          (1,222,757)            (953,676)
                                                                     ---------------     ----------------     ----------------

Cash flows from financing activities:
   Proceeds from borrowings on notes payable - affiliate                     339,047                    -                    -
   Principal payments on notes payable - affiliate                          (339,047)                   -                    -
   Proceeds from borrowings on long-term debt                                913,792              427,765              343,795
   Principal payments on long-term debt                                     (547,811)            (260,969)            (293,173)
   Cash distributions to partners                                           (956,134)          (1,062,371)          (1,062,370)
                                                                     ---------------     ----------------     ----------------

         Net cash used in financing activities                              (590,153)            (895,575)          (1,011,748)
                                                                     ---------------     ----------------     ----------------

Net (decrease) increase in cash and cash equivalents                        (346,622)             (28,647)             394,882

Cash and cash equivalents at beginning of year                               592,377              621,024              226,142
                                                                     ---------------     ----------------     ----------------

Cash and cash equivalents at end of year                             $       245,755     $        592,377     $        621,024
                                                                     ===============     ================     ================

Supplemental cash flow information:
   Interest paid during the year                                     $        46,503     $         13,463     $         16,139
                                                                     ===============     ================     ================

                 See accompanying notes to financial statements.

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-D
                      (A Massachusetts Limited Partnership)

                          Notes to Financial Statements
                        December 31, 1995, 1994 and 1993


(1)   Organization and Partnership Matters

The Partnership was organized under the Massachusetts Uniform Limited Partnership Act on March 19, 1985. The Amended Agreement of Limited Partnership authorized the issuance of up to 25,000 Limited Partnership Units at a per unit gross price of $500 and up to 20 additional units to affiliates. The Partnership closed on April 25, 1986, with 20,185 units.

Pursuant to the terms of the Amended Agreement of Limited Partnership, Distributable Cash From Operations and Profits for federal income tax and financial reporting purposes from normal operations and any Distributable Cash From Sales or Refinancings from gains of the Partnership shall be allocated 95% to the Limited Partners and 5% to the General Partner. Further, gains on sales of equipment occurring after the reinvestment period end shall be allocated first to eliminate negative capital accounts, if any, and second 95% to the Limited Partners and 5% to the General Partner until "Payout". "Payout" means the time when the aggregate amount of all distributions to the Limited Partners of Distributable Cash From Operations and of Distributable Cash From Sales or Refinancings equals the aggregate amount of the Limited Partners' original invested capital plus a cumulative 10% annual return (compounded daily) on their aggregate unreturned invested capital (calculated from the beginning of the first full fiscal quarter following the Partnership's closing date). Losses for federal income tax and financial reporting purposes from normal operations and any Distributable Cash From Sales or Refinancings from losses of the Partnership shall be allocated 99% to the Limited Partners and 1% to the General Partner until Payout has occurred, and 85% to the Limited Partners and 15% to the General Partner thereafter. In addition, special cost recovery allocations may be required to reflect the differing initial capital contributions of the General Partner and the Limited Partners. The Partnership's books and records are in accordance with the terms of the Amended Agreement of Limited Partnership. Including the fourth quarter of 1995 distribution made February 29, 1996, cumulative distributions to date are $513.50 per Unit. This cumulative distribution per Unit amount represents 13.39% of Payout. It is not anticipated that Payout will occur as of the liquidation of this Partnership.

The General Partner has contributed $1,000 in respect of its General Partnership interest. In addition, the General Partner and its affiliates have acquired an additional $10,000 of Limited Partnership Units in accordance with the Amended Agreement of Limited Partnership.

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-D
                      (A Massachusetts Limited Partnership)

                          Notes to Financial Statements


(2)   Summary of Significant Accounting Policies

General

The Partnership's records are maintained on the accrual basis of accounting so that revenues are recognized as earned and expenses are recognized as incurred. Assets and liabilities are those of the Partnership and do not include any assets and liabilities of the individual partners. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Depreciation on investment property purchased in 1987 and thereafter is provided using the double-declining balance method, generally over a five-year period. The Partnership's policy is to periodically review the estimated fair market value of its equipment to assess the recoverability of its undepreciated cost. In accordance with this policy, the Partnership records a charge to depreciation expense in instances when the net book value of equipment exceeds its net realizable value. Included in depreciation expense in 1995 and 1993, respectively, is a provision for $110,000 and $100,000 to properly reflect the equipment portfolio's net realizable value. Routine maintenance and repairs are expensed as incurred. Major betterments and enhancements are capitalized and depreciated in accordance with the Partnership's depreciation policy.

Cash and Cash Equivalents

The  Partnership  considers  cash  and  short-term   investments  with  original
maturities of three months or less to be cash and cash equivalents.

Allowance for Doubtful Accounts

The financial statements include allowances for estimated losses on receivable balances. The allowances for doubtful accounts are based on past write off experience and an evaluation of potential uncollectible accounts within the current receivable balances. Receivable balances which are determined to be uncollectible are charged against the allowance and subsequent recoveries, if any, are credited to the allowance. At December 31, 1995 and 1994, the allowance for doubtful accounts included in rents receivable was $28,448 and $55,208, respectively, and $0 and $4,310 included in sales receivable, respectively.

Income Taxes

No provision for federal income taxes has been made as the liability for such taxes is that of the Partners rather than the Partnership. Taxable income, as reported on Schedule K-1, Form 1065 "Partner's Share of Income, Credits, Deductions, etc.", was $410,616, $711,665 and $1,200,540 in 1995, 1994 and 1993,
respectively (see note 7).

Reclassifications

Certain prior year financial statement items have been reclassified to conform with the current year's financial statement presentation.

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-D
                      (A Massachusetts Limited Partnership)

                          Notes to Financial Statements

(3)   Investment Property

At December 31, 1995, the Partnership owned computer equipment with a depreciated cost basis of $2,364,039, subject to existing leases and equipment with a depreciated cost basis of $249,317 in inventory, awaiting re-lease or sale. All purchases of computer equipment are subject to a 3% acquisition fee paid to the General Partner.

(4)   Leases

Description of leasing arrangements:

Operations consist primarily of leasing computer equipment. All equipment leases are classified as operating leases and expire over the next four years.

Minimum lease payments scheduled to be received in the future under existing noncancelable operating leases are as follows:

                                     1996                   $    1,415,785
                                     1997                          964,513
                                     1998                          349,247
                                     1999                            4,957
                                                            --------------

                                                            $    2,734,502
                                                            ==============

The following schedule provides an analysis of the cost of capital equipment by major classes as of December 31, 1995:

               Computer peripherals                         $     2,978,166
               Processors & upgrades                              3,207,256
               Other                                              1,450,901
                                                            ---------------

                                                            $     7,636,323
                                                            ===============

Three lessees, Halliburton Company, Incorporated, New York Life Insurance Company and ON Technology Corporation, lease equipment in excess of 10% of total rental income for the year ended December 31, 1995. The related rental payments comprise 14.48%, 11.53% and 11.39%, respectively, of the total rental income for the year ended December 31, 1995. Halliburton Company, Incorporated, New York Life Insurance Company and ON Technology Corporation lease equipment comprising 11.42%, 15.45% and 10.19%, respectively of the total equipment portfolio at December 31, 1995.

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-D
                      (A Massachusetts Limited Partnership)

                          Notes to Financial Statements

(5)   Related Party Transactions

Fees, commissions and other expenses paid or accrued by the Partnership to the General Partner or affiliates of the General Partner for the years ended December 31, 1995, 1994 and 1993 are as follows:

                                                    1995                1994              1993
                                                 ------------        ------------      ------------

Equipment acquisition fees                       $     56,030        $     55,983      $     55,540
Management fees                                       166,811             149,918           170,967
Reimbursable expenses paid                            119,397             100,349            75,573
                                                 ------------        ------------      ------------

                                                 $    342,238        $    306,250      $    302,080
                                                 ============        ============      ============

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

(6)   Long-term Debt

Long-term debt at December 31, 1995 consists of one loan for $71,886 from Relational Funding with an interest rate of 8.15%, two loans totaling $204,367 from Union Chelsea National Bank each with an interest rate of 9.00%, one loan for $51,121 from CIS Group/Equipment Financing, Incorporated with an interest rate of 14.17%, six installment notes from Pullman Capital Corporation totaling $135,466, all with an interest rate of 8.00%, and one loan for $269,886 from Liberty Bank with an interest rate of 7.75%. All loans are non-recourse and are collateralized by equipment on the respective leases with a total net book value of $834,073 and assignment of the related leases.

Maturities on long-term debt are as follows:

                                     1996                   $      380,602
                                     1997                          237,488
                                     1998                          114,636
                                                            --------------

                                                            $      732,726
                                                            ==============

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-D
                      (A Massachusetts Limited Partnership)

                          Notes to Financial Statements

(7)  Reconciliation  of  Financial  Statement  Net Income to  Taxable  Income to
     Partners

A reconciliation of financial statement net income to taxable income to partners is as follows for the years ended December 31, 1995, 1994 and 1993:

                                                                                  1995               1994                1993
                                                                              --------------      -------------      -------------

      Net income per financial statements                                     $      471,147      $     759,459      $   1,100,540

      Provision for doubtful accounts expense for financial
           statement purposes (less than) in excess of provision
           for doubtful accounts expense for tax purposes                            (31,070)             3,614                  -

      Depreciation expense for financial statement purposes
           in excess of depreciation expense for tax purposes                         94,021                  -            100,000

      Net gain on sale of equipment for financial statement
           purposes in excess of net gain on sale of equipment
           for tax purposes                                                         (123,482)           (51,408)                 -
                                                                              --------------      -------------      -------------

      Taxable income to partners                                              $      410,616      $     711,665      $   1,200,540
                                                                              ==============      =============      =============

Losses for federal tax purposes from normal operations are allocated 99% to the Limited Partners and 1% to the General Partner. Profits for federal tax purposes from normal operations are allocated 95% to the Limited Partners and 5% to the General Partner. In addition, special cost recovery allocations may be required to reflect the differing initial capital contribution of the General Partner and the Limited Partners.

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-D
                      (A Massachusetts Limited Partnership)

                          Notes to Financial Statements

(8)   Bankruptcy of Continental Information Systems Corporation

On January 13, 1989 (the "Petition Date"), Continental Information Systems Corporation ("Continental"), CIS Corporation ("CIS"), CMI Holding Co. ("Holding"), CMI Corporation ("CMI") and certain of its affiliates (collectively, the "Debtors"), voluntarily petitioned for relief under Chapter 11 of the United States Bankruptcy Code ("Chapter 11"), and thereafter continued in the management and operation of their businesses and property as Debtors In Possession until October 25, 1989, when the United States Bankruptcy Court (the "Court") confirmed the appointment of James P. Hassett as Chapter 11 trustee (the "Trustee") of the Debtors. Holding is the parent of TLP and CMI is the parent of CISMS. TLP and CISMS, neither of which filed under Chapter 11, are the two Corporate General Partners of Wellesley Leasing Partnership, the General Partner of the Partnership. Both before and after the Petition Date, CIS and CMI have acted as agents for the Partnership in selling, leasing and remarketing Partnership equipment. Holding became a wholly-owned subsidiary of CIS pursuant to a Court ordered settlement on July 20, 1993.

As of the Petition Date, there were a number of unsettled transactions between CIS and CMI and the Partnership and other affiliated partnerships (the Partnership and such other partnerships are herein collectively referred to as the "Partnerships"), including outstanding accounts receivable and accounts payable between each of the Partnerships and CIS and CMI and their affiliates, sales of equipment and related leases from CIS and CMI to each of the
Partnerships for which not all documentation had been completed as of the Petition Date, and sales of equipment and related leases from which CIS had failed to remove prior third-party liens. In addition, accounts receivable and accounts payable continued to accrue and be paid between each of the Partnerships and CIS and CMI and their affiliates subsequent to the Petition Date.

On February 28, 1992, the Court granted an order implementing a settlement of the outstanding issues between each of the Partnerships and the Debtors. The settlement occurred on March 13, 1992. In the order the Court approved a set-off on a partnership-by-partnership basis of pre-petition amounts owed by each affected Debtor to each Partnership to the extent of pre-petition amounts owed by that Partnership to that Debtor. The Partnership was a net creditor to the Debtors and paid in full its amounts owing them.


On November 29, 1994, the Court confirmed the Trustee's proposed Joint Plan of Reorganization dated October 4, 1994, and the Debtors emerged from Chapter 11 bankruptcy protection on December 21, 1994.

(9)   Subsequent Events

On January 9, 1996, TLP Holding LLC purchased all the common stock of TLP from Holding. Under the new ownership, it is expected that TLP will continue to operate in the same manner of business as it has in the past.

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-D
                      (A Massachusetts Limited Partnership)




Schedule II - Valuation and Qualifying Accounts and Reserves


                                                           Additions charged
                                      Balance at             to (recoveries                                     Balance
                                      beginning              credited from)                                     at end
Classification                          of year           costs and expenses            Charge-offs             of year


Year ended
December 31, 1993                  $         55,904        $              -         $              -        $          55,904
                                   ================        ================         ================        =================

Year ended
December 31, 1994                  $         55,904        $         18,547         $         14,933        $          59,518
                                   ================        ================         ================        =================

Year ended
December 31, 1995                  $         59,518        $        (31,070)        $              -        $          28,448
                                   ================        ================         ================        =================


                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-D
                      (A Massachusetts Limited Partnership)

                    Computer Equipment Portfolio (Unaudited)
                                December 31, 1995

Lessee

American Telephone & Telegraph Company, Incorporated
Caterpillar, Incorporated
Coulter Leasing Corporation
Exxon Company, U.S.A.
George Melhado and Company
H.J. Meyers & Company, Incorporated
Halliburton Company, Incorporated
Hughes Aircraft Corporation
Invetech Company
J. Walter Thompson, U.S.A., Incorporated
Magnavox Electronic Systems Company,  Incorporated
Maryland Casualty Insurance, Incorporated
Merchants  Association of Florida,  Incorporated
Mercury  Marine, Division of Brunswick  Corporation
NYNEX  National,  Incorporated
ON Technology Corporation
Owens - Corning Fiberglass  Corporation
Packard Hughes Interconnect, Incorporated
Simmons Market Research Bureau,  Incorporated
Sports & Recreation Company, Incorporated
Western Atlas Company, Incorporated
Xerox Corporation

Equipment Description                                 Acquisition Price

Computer peripherals                                   $      2,978,166
Processors & upgrades                                         3,207,256
Other                                                         1,450,901
                                                       ----------------

                                                       $      7,636,323
                                                       ================

          Exhibit 11 WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-D
                      (A Massachusetts Limited Partnership)

             Computation of Net Income per Limited Partnership Unit
              For the Years Ended December 31, 1995, 1994 and 1993

                                                                             1995               1994                 1993
                                                                      --------------     ----------------     ----------------

Net income                                                            $      471,147     $        759,459     $      1,100,540

Gain on sale                                                                 (36,097)            (430,824)            (623,256)
Loss on sale                                                                 197,607               76,793              111,027
Special cost recovery allocation                                              (6,945)              (6,192)                   -
                                                                      --------------     ----------------     ----------------

Available income from operations                                             625,712              399,236              588,311
                                                                      --------------     ----------------     ----------------

Allocations to General Partner:
   Income from operations                                                     31,286               19,962               29,416
   Gain on sale                                                               10,800               21,541               24,815
   Loss on sale                                                               (1,976)                (767)              (1,111)
   Special cost recovery allocation                                            6,945                6,192                    -
                                                                      --------------     ----------------     ----------------

Income allocated to General Partner                                           47,055               46,928               53,120
                                                                      --------------     ----------------     ----------------

Income allocated to Limited Partners                                  $      424,092     $        712,531     $      1,047,420
                                                                      ==============     ================     ================

Number of Limited Partnership Units                                           20,185               20,185               20,185

Net income per Limited Partnership Unit                               $        21.01     $          35.30     $          51.90
                                                                      ==============     ================     ================


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Statement Disclosures.

None.

                                    Part III

Item 10.  Directors and Executive Officers of the Partnership.

(a-b) Identification of Directors and Executive Officers

The Partnership has no Directors or Officers. As indicated in Item 1. of this report, the General Partner of the Partnership is Wellesley Leasing Partnership. Under the Partnership Agreement, the General Partner is solely responsible for the operation of the Partnership's properties, and the Limited Partners have no right to participate in the control of such operations. The General Partner has three Corporate General Partners: TLP and CISMS, both Massachusetts corporations and Waddell & Reed (formerly TUPS), a Missouri corporation. The names and ages of the Directors and Executive Officers of the Corporate General Partners are as follows:

TLP
          Name                                                       Title                                            Age

Arthur P. Beecher *                                President and Director                                             59
Thomas J. Prinzing *                               Director                                                           49
Frank J. Corcoran                                  Director, Vice President, Treasurer                                45
                                                     and Clerk

CISMS
           Name                                                      Title                                            Age

Arthur P. Beecher *                                President and Assistant Secretary                                  59
Thomas J. Prinzing *                               Director                                                           49
Frank J. Corcoran                                  Vice President, Treasurer and Clerk                                45

*  Executive Committee Member

Waddell & Reed
          Name                                                       Title                                            Age

Keith A. Tucker                                    President, Chief Executive Officer                                  51
                                                      and Director
Robert L. Hechler                                  Vice President, Chief Operations Officer,                           59
                                                      Treasurer and Director
Henry J. Herrmann                                  Vice President, Chief Investment Officer                            54
                                                      and Director
George L. Wirkkula                                 Vice President, National Sales Manager                              59
                                                      and Director
Sharon K. Pappas                                   Vice President, Secretary                                           37
                                                      and General Counsel

(c) Identification of certain significant persons

See Item 10. (a-b)

(d) Family relationship

No family relationship exists between any of the foregoing Directors or Officers.

(e) Business experience

Arthur P. Beecher is President and Director of TLP. He is also President and Assistant Secretary of CISMS. Prior to joining TLP in October 1983, Mr. Beecher was an Officer of Computer Systems of America, Inc., in Boston, Massachusetts, most recently as Vice President, Finance and Administration since 1975. Mr. Beecher holds a B.S. from Boston University and is a Certified Public Accountant.

Thomas J. Prinzing is a Director of TLP and CISMS. On December 18, 1995, Mr. Prinzing was elected President, Chief Executive Officer and Director of Continental Information Systems Corporation ("CISC"). Mr. Prinzing is also the President of CIS Air Corporation, a position he has held since 1991. From 1984 to 1991 he was Senior Vice President and Chief Financial Officer of CIS. Mr. Prinzing has an Honors Bachelor of Commerce degree of the University of Windsor and is a Certified Public Accountant.

Frank J. Corcoran is Director, Vice President, Treasurer and Clerk of TLP, and is also Vice President, Treasurer and Clerk of CISMS. Mr. Corcoran is Senior Vice President, Chief Financial Officer, Treasurer and Director of CIS and a Vice President and Treasurer of Holding. Prior to joining CIS in November 1994, he was with Unisys Finance Corporation, from 1985 to 1994, most recently as the Vice President and General Manager. Mr. Corcoran holds a B.S. from Wayne State University, a M.S. in Taxation from Walsh College and is a Certified Public Accountant.

Keith A. Tucker is President, Chief Executive Officer and Director of Waddell & Reed; Chairman of the Board of Directors of WRIMCO, Waddell & Reed, Inc., Waddell & Reed Services Company, Waddell & Reed Asset Management Company and Torchmark Distributors, Inc., an affiliate of Waddell & Reed, Inc.; Vice Chairman of the Board of Directors, Chief Executive Officer and President of United Investors Management Company; Vice Chairman of the Board of Directors of Torchmark Corporation; and President of each of the funds in the United, Waddell & Reed and TMK/United mutual fund groups. He is also Director of Southwestern Life Corporation. Prior to joining Torchmark Corporation in 1991, Mr. Tucker was with Trivest, Inc. and Trivest Securities Corporation in Miami, Florida since 1987, most recently as the Senior Vice President and President, respectively. Prior to Trivest, Inc., he was Director of Atlantis Group, Inc., a diversified company. Mr. Tucker holds a B.B.A. and a J. D. both from the University of Texas.

Robert L. Hechler is Vice President, Chief Operations Officer, Director and Treasurer of Waddell & Reed; Executive Vice President, Principal Financial Officer, Director and Treasurer of WRIMCO; President, Chief Executive Officer, Principal Financial Officer, Director and Treasurer of Waddell & Reed, Inc.; Director and Treasurer of Waddell & Reed Services Company; Vice President, Treasurer and Director of Torchmark Distributors, Inc.; and Vice President and Principal Financial Officer of each of the funds in the United, Waddell & Reed and TMK/United mutual fund groups. He has been employed by Waddell & Reed and its affiliates since 1977. Mr. Hechler holds a B.S. from the University of Illinois and an M.B.A. from the University of Chicago.

Henry J. Herrmann is Vice President, Chief Investment Officer and Director of Waddell & Reed; Director of Waddell & Reed, Inc.; President, Chief Executive Officer, Chief Investment Officer and Director of WRIMCO and Waddell & Reed Asset Management Company; Senior Vice President and Chief Investment Officer of United Investors Management Company; and Vice President of each of the funds in the United, Waddell & Reed and TMK/United mutual fund groups. He has been employed by Waddell & Reed and its affiliates since 1971. Mr. Herrmann holds a B.S. from New York University.

George L. Wirkkula is Vice President, National Sales Manager and Director of Waddell & Reed; Executive Vice President, National Sales Manager and a Director of Waddell & Reed, Inc.; and President and Director of Waddell & Reed Leasing, Inc. He is also a member of the Investment Committee for Hanover Lease Income Limited Partnership. He has been employed by Waddell & Reed and its affiliates since 1973. Mr. Wirkkula holds a B.S. from Macalester College.

Sharon K. Pappas is Vice President, Secretary and General Counsel of Waddell & Reed; Senior Vice President, Secretary and General Counsel of WRIMCO and Waddell & Reed, Inc.; Director, Senior Vice President, Secretary and General Counsel of Waddell & Reed Services Company; Director, Secretary and General Counsel of Waddell & Reed Asset Management Company; Vice President, Secretary and General Counsel of Torchmark Distributors, Inc.; formerly, Assistant General Counsel of WRIMCO, Waddell & Reed Financial Services, Inc., Waddell & Reed, Inc., Waddell & Reed Asset Management Company and Waddell & Reed Services Company. She is Vice President, Secretary and General Counsel of each of the funds in the United, Waddell & Reed and TMK/United mutual fund groups. Prior to joining Waddell & Reed and its affiliates in 1989, Ms. Pappas was employed with Stinson, Mag & Fizzell in Kansas City, Missouri. Ms. Pappas holds a B.S. from Kansas State University and a J.D. from the University of Kansas.

(f) Involvement in certain legal proceedings

The Partnership is not aware of any legal proceedings against any Director or Executive Officer of the Corporate General Partners which may be important for the evaluation of any such person's ability and integrity.

Item 11.  Management Remuneration and Transactions.

(a), (b), (c), (d), and (e): The Officers and Directors of the Corporate General Partners receive no current or proposed direct remuneration in such capacities, pursuant to any standard arrangements or otherwise, from the Partnership. In addition, the Partnership has not paid and does not propose to pay any options, warrants or rights to the Officers and Directors of the Corporate General Partners. There exists no remuneration plan or arrangement with any Officer or Director of the Corporate General Partners resulting from the resignation, retirement or any other termination. See note 5 to the financial statements included in Item 8. of this report for a description of the remuneration paid by the Partnership to the General Partner and its affiliates during 1995, 1994 and 1993.

Item 12.  Security Ownership of Certain Owners and Management.

By virtue of its organization as a limited partnership, the Partnership has outstanding no securities possessing traditional voting rights. However, as provided for in Section 13.2 of the Amended Agreement of Limited Partnership (subject to Section 13.3), a majority interest of the Limited Partners have voting rights with respect to:

1.  Amendment of the Limited Partnership Agreement;

2.  Termination of the Partnership;

3.  Removal of the General Partner; and

4. Approval or disapproval of the sale of substantially all the assets of the Partnership.

No person or group is known by the General Partner to own beneficially more than 5% of the Partnership's 20,185 outstanding Limited Partnership Units as of December 31, 1995.

By virtue of its organization as a limited partnership, the Partnership has no Officers or Directors. See also note 1 to the financial statements included in
Item 8. and Item 10. of this report.

Item 13.  Certain Relationships and Related Transactions.

(a), (b), and (c): The General Partner of the Partnership is Wellesley Leasing Partnership, a Massachusetts general partnership which in turn has three Corporate General Partners: TLP and CISMS, both Massachusetts corporations and Waddell & Reed, a Missouri corporation. The Corporate General Partners' Directors and Executive Officers are identified in Item 10. of this report. The Partnership was not involved in any transaction involving any of these Directors or Officers or any member of the immediate family of these individuals, nor did any of these persons provide services to the Partnership for which they received direct or indirect remuneration. Similarly, there exists no business relationship between the Partnership and any of the Directors or Officers of the Corporate General Partners, nor were any of the individuals indebted to the Partnership.

The General Partner is responsible for acquiring, financing, leasing and selling equipment for the Partnership. CISMS proposes for the Partnership equipment acquisitions, leasing transactions, financing and refinancing transactions, and sale transactions for approval by the Executive Committee and oversees the operation, management and use of each Partnership's equipment. TLP oversaw the marketing of the Units and oversees all administrative functions of the Partnership and, together with Waddell & Reed, provides substantially all of the General Partner's capital resources. In consideration of such services and capital commitments, TLP receives 30%, Waddell & Reed receives 10% and CISMS receives 60% of all compensation received by the General Partner in connection with the formation and operation of the Partnership (including equipment management fees, acquisition fees, subordinated remarketing fees and the General Partner's share of Distributable Cash From Sales or Refinancings), except for Acquisition Fees, as to which TLP receives 15%, Waddell & Reed receives 10% and CISMS receives 75%. The General Partner also was reimbursed in an amount equal to 3% of the gross proceeds of the Partnership's offerings for organizational and offering expenses; all such expenses in excess of that amount were borne by TLP. See note 5 to the financial statements included in Item 8. of this report for a description of payments made by the Partnership to the General Partner.

For information regarding the settlements between the Partnership and the Liquidating Estate of CIS Corporation, et al, arising out of the emergence from bankruptcy of CIS and CMI, see Item 3. Legal Proceedings.

                                     Part IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K: None.

   (a) 1. Financial Statements                                                                                    Page No.

          Independent Auditors' Report                                                                            15
          Balance Sheets at December 31, 1995 and 1994                                                            16
          Statements of Operations for the Years Ended
             December 31, 1995, 1994 and 1993                                                                     17
          Statements of Partners' Equity (Deficit) for
             the Years Ended December 31, 1995, 1994 and 1993                                                     18
          Statements of Cash Flows for the Years
             Ended December 31, 1995, 1994 and 1993                                                               19
          Notes to Financial Statements                                                                           20 - 26


       2. Financial Statement Schedules

          Schedule II - Valuation and Qualifying Accounts and Reserves                                            27

          All other financial  statement  schedules are omitted because they are
          not  applicable,  the  data  is  not  significant,   or  the  required
          information is shown elsewhere in this report.

          Computer Equipment Portfolio (Unaudited)                                                                28


       3. Exhibit Index

          11  Statement regarding computation of net income per Limited Partnership Unit                          29

   (b)    Report on Form 8-K
          N/A


                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WELLESLEY LEASE INCOME LIMITED
PARTNERSHIP III-D
(Registrant)

By: Wellesley Leasing Partnership,
its General Partner

By: TLP Leasing Programs, Inc.,
one of its Corporate General
Partners


Date: March 28, 1996

By:   Arthur P. Beecher,
      President