Form 10-Q
period 1996-03-31
WELLESLEY LEASE INCOME LTD PARTNERSHIP III-D
filed 1996-05-14
CIK 760386

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             -----------------------

                                    FORM 10-Q
                   Quarterly Report Under Section 13 or 15(d)
              of the United States Securities Exchange Act of 1934

                             -----------------------


For Quarter Ended March 31, 1996                    Commission File No. 2-95011


                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-D
             (Exact name of registrant as specified in its charter)


         Massachusetts                                               04-2850823
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                              Identification No.)


    One Financial Center, 21st Floor, Boston, MA                          02111
(Address of principal executive offices)                             (Zip Code)


Registrant's telephone number, including area code               (617) 482-8000
                            -------------------------


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


                                        INDEX                                                   Page No.


Part I.       FINANCIAL INFORMATION

              Financial Statements

                    Balance Sheets as of March 31, 1996 and December 31, 1995                   3

                    Statements of Operations For the Quarters Ended
                         March 31, 1996 and 1995                                                4

                    Statements of Cash Flows For the Quarters Ended
                         March 31, 1996 and 1995                                                5

                    Notes to Financial Statements                                               6 - 7

              Management's Discussion and Analysis of Financial Condition and
                         Results of Operations                                                  8 - 9

              Computer Equipment Portfolio                                                      10

Part II.      OTHER INFORMATION

              Items 1 - 6                                                                       11

              Signature                                                                         12


                          PART I. FINANCIAL INFORMATION

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-D
                      (A Massachusetts Limited Partnership)

                                 Balance Sheets

                                     Assets
                                                                                    (Unaudited)               (Audited)
                                                                                      3/31/96                 12/31/95
Investment property, at cost (note 3):
   Computer equipment                                                            $      6,308,195        $      7,636,323
     Less accumulated depreciation                                                      4,018,544               5,022,967
                                                                                 ----------------        ----------------
       Investment property, net                                                         2,289,651               2,613,356

Cash and cash equivalents                                                                 478,316                 245,755
Rents receivable, net (note 2)                                                            171,899                 173,959
Sales receivable                                                                                -                   4,275
Accounts receivable - affiliates (note 4)                                                 117,413                  66,971
Other assets                                                                                6,099                  11,887
                                                                                 ----------------        ----------------

     Total assets                                                                $      3,063,378        $      3,116,203
                                                                                 ================        ================

                        Liabilities and Partners' Equity
Liabilities:
   Current portion of long-term debt (note 5)                                    $        312,357        $        380,602
   Accounts payable and accrued expenses - affiliates (note 4)                             28,381                  32,533
   Accounts payable and accrued expenses                                                  101,504                  87,381
   Unearned rental revenue                                                                      -                     540
   Long-term debt, less current portion (note 5)                                          294,720                 352,124
                                                                                 ----------------        ----------------

     Total liabilities                                                                    736,962                 853,180
                                                                                 ----------------        ----------------

Partners' equity:
   General Partner:
     Capital contribution                                                                   1,000                   1,000
     Cumulative net income                                                                544,542                 526,973
     Cumulative cash distributions                                                       (545,542)               (534,918)
                                                                                 ----------------        ----------------
                                                                                                -                  (6,945)
                                                                                 ----------------        ----------------
   Limited Partners (20,185 units):
     Capital contribution, net of offering costs                                        8,987,039               8,987,039
     Cumulative net income                                                              3,704,378               3,446,080
     Cumulative cash distributions                                                    (10,365,001)            (10,163,151)
                                                                                 ----------------        ----------------
                                                                                        2,326,416               2,269,968
                                                                                 ----------------        ----------------
     Total partners' equity                                                             2,326,416               2,263,023
                                                                                 ----------------        ----------------

     Total liabilities and partners' equity                                      $      3,063,378        $      3,116,203
                                                                                 ================        ================

                 See accompanying notes to financial statements.


                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-D
                      (A Massachusetts Limited Partnership)

                            Statements of Operations
                 For the Quarters Ended March 31, 1996 and 1995
                                   (Unaudited)

                                                                                          1996                    1995
                                                                                     --------------         ---------------
Revenue:
   Rental income                                                                     $      451,315         $       628,401
   Interest income                                                                            2,438                   6,305
   Net gain on sale of equipment                                                            204,260                   3,552
                                                                                     --------------         ---------------

       Total revenue                                                                        658,013                 638,258
                                                                                     --------------         ---------------

Costs and expenses:
   Depreciation                                                                             302,118                 326,114
   Reversal of provision for doubtful accounts                                                    -                 (14,166)
   Interest                                                                                  15,463                   7,077
   Related party expenses (note 4):
     Management fees                                                                         31,859                  46,623
     General and administrative                                                              32,706                  23,319
                                                                                     --------------         ---------------

       Total costs and expenses                                                             382,146                 388,967
                                                                                     --------------         ---------------

Net income                                                                           $      275,867         $       249,291
                                                                                     ==============         ===============

Net income per Limited Partnership Unit                                              $        12.80         $         11.54
                                                                                     ==============         ===============

                 See accompanying notes to financial statements.


                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-D
                      (A Massachusetts Limited Partnership)

                            Statements of Cash Flows
                 For the Quarters Ended March 31, 1996 and 1995
                                   (Unaudited)

                                                                                                1996                1995
                                                                                                ----                ----
Cash flows from operating activities:
   Net income                                                                            $        275,867     $        249,291
                                                                                         ----------------     ----------------

   Adjustments  to  reconcile  net  income  to net cash  provided  by  operating activities:
       Depreciation                                                                               302,118              326,114
       Reversal of provision for doubtful accounts                                                      -              (14,166)
       Net gain on sale of equipment                                                             (204,260)              (3,552)
       Net increase in current assets                                                             (38,319)             (18,419)
       Net increase in current liabilities                                                          9,431                6,525
                                                                                         ----------------     ----------------

         Total adjustments                                                                         68,970              296,502
                                                                                         ----------------     ----------------

         Net cash provided by operating activities                                                344,837              545,793
                                                                                         ----------------     ----------------

Cash flows from investing activities:
   Purchase of investment property                                                                      -             (393,396)
   Proceeds from sales of investment property                                                     225,847               52,651
                                                                                         ----------------     ----------------

         Net cash provided by (used in)
           investing activities                                                                   225,847             (340,745)
                                                                                         ----------------     ----------------

Cash flows from financing activities:
   Principal payments on long-term debt                                                          (125,649)            (115,353)
   Cash distributions to partners                                                                (212,474)            (252,312)
                                                                                         ----------------     ----------------

         Net cash used in financing activities                                                   (338,123)            (367,665)
                                                                                         ----------------     ----------------

Net increase (decrease) in cash and cash equivalents                                              232,561             (162,617)

Cash and cash equivalents at beginning of period                                                  245,755              592,377
                                                                                         ----------------     ----------------

Cash and cash equivalents at end of period                                               $        478,316     $        429,760
                                                                                         ================     ================

Supplemental cash flow information:
   Interest paid during the year                                                         $         15,463     $          7,077
                                                                                         ================     ================

                 See accompanying notes to financial statements.

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-D
                      (A Massachusetts Limited Partnership)

                          Notes to Financial Statements
            For the Quarters Ended March 31, 1996 and March 31, 1995
                                   (Unaudited)

(1)   Organization and Partnership Matters

The foregoing financial statements of Wellesley Lease Income Limited Partnership III-D (the "Partnership") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-Q and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Pursuant to such rules and regulations, certain note disclosures which are normally required under generally accepted accounting principles have been omitted. It is recommended that these financial statements be read in conjunction with the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995.

(2)   Summary of Significant Accounting Policies

Allowance for Doubtful Accounts

The financial statements includes an allowance for estimated losses on receivable balances. The allowance for doubtful accounts is based on past write off experience and an evaluation of potential uncollectible accounts within the current receivable balances. Receivable balances which are determined to be uncollectible are charged against the allowance and subsequent recoveries, if any, are credited to the allowance. At March 31, 1996 and December 31, 1995, the allowance for doubtful accounts included in rents receivable was $28,448.

(3)   Investment Property

At March 31, 1996, the Partnership owned computer equipment with a depreciated cost basis of $2,076,650, subject to existing leases and equipment with a depreciated cost basis of $213,001 in inventory, awaiting re-lease or sale. All purchases of computer equipment are subject to a 3% acquisition fee paid to the General Partner.

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-D
                      (A Massachusetts Limited Partnership)

                          Notes to Financial Statements
            For the Quarters Ended March 31, 1996 and March 31, 1995
                                   (Unaudited)

(4)   Related Party Transactions

Fees, commissions and other expenses paid or accrued by the Partnership to the General Partner or affiliates of the General Partner for the years ended March 31, 1996 and 1995 are as follows:

                                                          1996                  1995
                                                          ----                  ----

Equipment acquisition fees                            $          -          $     11,458
Management fees                                             31,859                46,623
Reimbursable expenses paid                                  37,661                27,217
                                                      ------------          ------------

                                                      $     69,520          $     85,298
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

(5)  Long-term Debt

Long-term debt at March 31, 1996 consists of one loan for $48,409 from Relational Funding with an interest rate of 8.15%, two loans totaling $183,375 from Union Chelsea National Bank, each bearing interest at 9.00%, one loan for $45,987 from CIS Group/Equipment Financing, Incorporated bearing interest at 14.17%, six installment notes from Pullman Capital Corporation totaling $80,451, each bearing interest at 8.00%, and one loan for $248,855 from Liberty Bank bearing interest at 7.75%. All loans are non-recourse and are collateralized by equipment on the respective leases with a total net book value of $728,779 and assignment of the related leases.

Maturities on long-term debt are as follows:

                                     1996                   $      254,954
                                     1997                          237,488
                                     1998                          114,635
                                                            --------------

                                                            $      607,077
                                                            ==============

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-D
                      (A Massachusetts Limited Partnership)

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                   (Unaudited)

Results of Operations

The following discussion relates to the Partnership's operations for the quarter ended March 31, 1996 in comparison to the quarter ended March 31, 1995.

The Partnership realized net income of $275,867 and $249,291 for the quarters ended March 31, 1996 and 1995, respectively. Rental income decreased $177,086 or 28% in 1996. The decrease is primarily due to lower rental rates obtained on equipment lease extensions and remarketings resulting after the initial lease term expires and due to a decrease in the overall size of the equipment portfolio. Interest income decreased as a result of lower average short-term investment balances held during the current quarter. The $204,260 net gain on sale of equipment recognized in the current quarter is due to the large number of equipment sales carrying low net book values.

Total costs and expenses decreased $6,821 or 2% in 1996. The most significant factor impacting the decrease in costs and expenses is the current quarter reduction of depreciation expense. Depreciation expense decreased due to a portion of the equipment portfolio becoming fully depreciated. During the first quarter of 1995, the Partnership was able to reverse a provision for doubtful accounts due to successful collection efforts on delinquent rents receivable. Interest expense increased $8,386 due to the continued paydown of long-term debt. Management fees decreased with the decline in rental income on operating leases. General and administrative expenses increased $9,387. A major factor contributing to this increase is that salaries and expenses of the partnership accounting and reporting personnel of the General Partner, which are reimbursable by the various partnerships under management, are being allocated over a diminishing number of partnerships.

The Partnership recorded net income per Limited Partnership Unit of $12.80 and $11.54 for the quarters ended March 31, 1996 and 1995, respectively.

Liquidity and Capital Resources

For the quarter ended March 31, 1996, rental revenue generated from operating leases and sales proceeds generated from equipment sales were the primary sources of funds for the Partnership. As equipment leases terminate, the General Partner determines if the equipment will be extended to the same lessee, remarketed to another lessee, or if it is less marketable, sold. This decision is made upon analyzing which options would generate the most favorable results.

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-D
                      (A Massachusetts Limited Partnership)

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                   (Unaudited)

Rental income will continue to decrease due to two factors. The first factor is the lower rate obtained due to the remarketing of existing equipment upon the expiration of the original lease. Typically the remarketed rates are lower due to the decrease in useful life of the equipment. Secondly, the increasing change of technology in the computer industry usually decreases the demand for older equipment, thus increasing the possibility of obsolescence. Both of these factors together will cause remarketed rates to be lower than original rates and will cause certain leases to terminate upon expiration. This decrease however, should not affect the partnership's ability to meet its future cash requirements, including its long-term debt obligations. To the extent that future cash flows should be insufficient to meet the Partnership's operating expenses and liabilities, additional funds could be obtained through the sale of equipment, or a reduction in the rate of cash distributions. Future rental revenues amount to $2,314,139 and are to be received over the next four years.

The Partnership's investing activities for the quarter resulted equipment sales with a depreciated cost basis of $21,587, generating $225,847 in proceeds. The Partnership has no material capital expenditure commitments and will not purchase equipment in the future as the Partnership has reached the end of its reinvestment period.

The Partnership's financing activities resulted in the paydown on long-term debt during 1996 of $125,649. The Partnership will payoff its remaining long-term debt of $607,077 in 1998. Total long-term debt assumed by the Partnership from inception is $6,798,951, for a total leverage of 23%.

Cash distributions are currently at an annual level of 8% per Limited Partnership Unit, or $10.00 per Limited Partnership Unit on a quarterly basis. For the quarter ended March 31, 1996, the Partnership declared a cash distribution of $212,474, of which $10,624 was distributed to the General Partner and $201,850 was distributed to the Limited Partners. The distribution will be made on May 29, 1996. The Partnership expects to continue paying at or near this level in the future. The effects of inflation have not been significant to the Partnership and are not expected to have any material impact in future periods.

On January 9, 1996, TLP Holding LLC purchased all the common stock of TLP Leasing Programs, Inc. from CMI Holding Co. Under the new ownership, it is expected that TLP Leasing Programs, Inc. will continue to operate in the same manner of business as it has in the past.

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-D
                      (A Massachusetts Limited Partnership)

                    Computer Equipment Portfolio (Unaudited)
                                 March 31, 1996

Lessee

American Telephone & Telegraph Company, Incorporated
Applied Magnetics Corporation
Coulter Leasing Corporation
Exxon Company, U.S.A.
George Melhado and Company
Halliburton Company
H.J. Meyers & Company, Incorporated
Hughes Aircraft Company, Incorporated
Invetech Company
J. Walter Thompson, U.S.A., Incorporated
Magnavox Electronic Systems Company,  Incorporated
Maryland Casualty Insurance, Incorporated
Merchants  Association of Florida,  Incorporated
Mercury  Marine, Division of Brunswick Corporation
NYNEX  National, Incorporated
ON Technology Corporation
Owens Corning Fiberglass, Incorporated
Packard Hughes Interconnect, Incorporated
Simmons Market Research Bureau, Incorporated
Sports & Recreation Company, Incorporated
Western Atlas Company, Incorporated
Xerox Corporation


Equipment Description                                 Acquisition Price

Computer peripherals                                   $      2,460,196
Processors & upgrades                                         2,649,442
Other                                                         1,198,557
                                                       ----------------

                                                       $      6,308,195
                                                       ================


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


By:    Arthur P. Beecher,
       President

Date:  May 14, 1996