Form 10-Q
period 1996-06-30
WELLESLEY LEASE INCOME LTD PARTNERSHIP III-D
filed 1996-08-15
CIK 760386

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             -----------------------

                                    FORM 10-Q
                   Quarterly Report Under Section 13 or 15(d)
              of the United States Securities Exchange Act of 1934

                             -----------------------


For The Quarter Ended June 30, 1996                  Commission File No. 2-95011


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

                         -------------------------------


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


                                    INDEX                                                                             Page No.

Part I.       FINANCIAL INFORMATION

              Financial Statements

                    Balance Sheets as of June 30, 1996 and December 31, 1995                                              3

                    Statements of Operations For the Quarters Ended
                          June 30, 1996 and 1995 and For the Six Months Ended
                          June 30, 1996 and 1995                                                                          4

                    Statements of Cash Flows For the Six Months Ended
                          June 30, 1996 and 1995                                                                          5

                    Notes to Financial Statements                                                                     6 - 7

              Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                                                         8 - 9

              Computer Equipment Portfolio                                                                               10

Part II.      OTHER INFORMATION

              Items 1 - 6                                                                                                11

              Signature                                                                                                  12


                          PART I. FINANCIAL INFORMATION

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-D
                      (A Massachusetts Limited Partnership)

                                 Balance Sheets

                                                              Assets                 (Unaudited)             (Audited)
                                                                                       6/30/96                12/31/95

Investment property, at cost (note 3):
   Computer equipment                                                            $      5,870,620        $      7,636,323
     Less accumulated depreciation                                                      3,945,617               5,022,967
                                                                                 ----------------        ----------------
       Investment property, net                                                         1,925,003               2,613,356

Cash and cash equivalents                                                                 542,586                 245,755
Rents receivable, net (note 2)                                                             83,580                 173,959
Sales receivable, net (note 2)                                                             35,673                   4,275
Accounts receivable - affiliates (note 4)                                                 161,642                  66,971
Other assets                                                                                4,536                  11,887
                                                                                 ----------------        ----------------

     Total assets                                                                $      2,753,020        $      3,116,203
                                                                                 ================        ================

                        Liabilities and Partners' Equity
Liabilities:
   Current portion of long-term debt (note 5)                                    $        267,550        $        380,602
   Accounts payable and accrued expenses - affiliates (note 4)                             17,680                  32,533
   Accounts payable and accrued expenses                                                   88,495                  87,381
   Unearned rental revenue                                                                  8,067                     540
   Long-term debt, less current portion (note 5)                                          236,025                 352,124
                                                                                 ----------------        ----------------

     Total liabilities                                                                    617,817                 853,180
                                                                                 ----------------        ----------------

Partners' equity:
   General Partner:
     Capital contribution                                                                   1,000                   1,000
     Cumulative net income                                                                555,166                 526,973
     Cumulative cash distributions                                                       (556,166)               (534,918)
                                                                                 ----------------        ----------------
                                                                                                -                  (6,945)
                                                                                 ----------------        ----------------
   Limited Partners (20,185 units):
     Capital contribution, net of offering costs                                        8,987,039               8,987,039
     Cumulative net income                                                              3,715,014               3,446,080
     Cumulative cash distributions                                                    (10,566,850)            (10,163,151)
                                                                                 ----------------        ----------------
                                                                                        2,135,203               2,269,968
                                                                                 ----------------        ----------------
     Total partners' equity                                                             2,135,203               2,263,023
                                                                                 ----------------        ----------------

     Total liabilities and partners' equity                                      $      2,753,020        $      3,116,203
                                                                                 ================        ================

                 See accompanying notes to financial statements.


                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-D
                      (A Massachusetts Limited Partnership)

                            Statements of Operations
                                   (Unaudited)

                                                     Quarters Ended                         Six Months Ended
                                                        June 30,                                June 30,
                                           --------------------------------       ----------------------------------
                                                 1996              1995                1996                1995
                                           ---------------------------------      ----------------------------------

Revenue:
   Rental income                           $       385,871     $     600,236      $      837,186     $     1,228,637
   Interest income                                   4,904             2,138               7,342               8,443
   Net gain on sale
     of equipment                                   25,088             7,702             229,348              11,254
                                           ---------------     -------------      --------------     ---------------

       Total revenue                               415,863           610,076           1,073,876           1,248,334
                                           ---------------     -------------      --------------     ---------------

Costs and expenses:
   Depreciation                                    296,722           407,489             598,840             733,603
   (Reversal of) provision for
     doubtful accounts                              11,244            (6,182)             11,244             (20,348)
   Interest                                         12,358             6,092              27,821              13,169
   Related party expenses (note 4):
     Management fees                                36,348            31,782              68,207              78,405
     General and administrative                     37,931            36,897              70,637              60,216
                                           ---------------     -------------      --------------     ---------------

       Total costs and expenses                    394,603           476,078             776,749             865,045
                                           ---------------     -------------      --------------     ---------------

Net income                                 $        21,260     $     133,998      $      297,127     $       383,289
                                           ===============     =============      ==============     ===============

Net income per Limited
     Partnership Unit                      $          0.52     $        6.06      $        13.32     $         17.60
                                           ===============     =============      ==============     ===============

                 See accompanying notes to financial statements.


                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-D
                      (A Massachusetts Limited Partnership)

                            Statements of Cash Flows
                 For the Six Months Ended June 30, 1996 and 1995
                                   (Unaudited)

                                                                                           1996                     1995
                                                                                           ----                     ----

Cash flows from operating activities:
   Net income                                                                        $      297,127           $       383,289
                                                                                     --------------           ---------------

   Adjustments  to  reconcile  net  income  to net cash  provided  by  operating activities:
       Depreciation                                                                         598,840                   733,603
       (Reversal of) provision for doubtful accounts                                         11,244                   (20,348)
       Net gain on sale of equipment                                                       (229,348)                  (11,254)
       Net increase in current assets                                                       (39,583)                 (285,401)
       Net (decrease) increase in current liabilities                                        (6,212)                   23,323
                                                                                     --------------           ---------------

         Total adjustments                                                                  334,941                   439,923
                                                                                     --------------           ---------------

         Net cash provided by operating activities                                          632,068                   823,212
                                                                                     --------------           ---------------

Cash flows from investing activities:
   Purchase of investment property                                                                -                (1,353,163)
   Proceeds from sales of investment property                                               318,861                    93,141
                                                                                     --------------           ---------------

         Net cash provided by (used in) investing activities                                318,861                (1,260,022)
                                                                                     --------------           ---------------

Cash flows from financing activities:
   Proceeds from borrowings on notes payable - affiliates                                         -                   139,047
   Principal payments on notes payable - affiliates                                               -                   (38,322)
   Proceeds from borrowings on long-term debt                                                     -                   643,906
   Principal payments on long-term debt                                                    (229,151)                 (203,851)
   Cash distributions to partners                                                          (424,947)                 (504,625)
                                                                                     --------------           ---------------


         Net cash (used in) provided by financing activities                               (654,098)                   36,155
                                                                                     --------------           ---------------

Net increase (decrease) in cash and cash equivalents                                        296,831                  (400,655)

Cash and cash equivalents at beginning of period                                            245,755                   592,377
                                                                                     --------------           ---------------

Cash and cash equivalents at end of period                                           $      542,586           $       191,722
                                                                                     ==============           ===============

Supplemental cash flow information:
   Interest paid during the period                                                   $       27,821           $        14,246
                                                                                     ==============           ===============

                 See accompanying notes to financial statements.

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-D
                      (A Massachusetts Limited Partnership)

                          Notes to Financial Statements
            For the Six Months Ended June 30, 1996 and June 30, 1995
                                   (Unaudited)

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

(2)   Summary of Significant Accounting Policies

Allowance for Doubtful Accounts

The financial statements include allowances for estimated losses on receivable balances. The allowances for doubtful accounts are based on past write off experience and an evaluation of potential uncollectible accounts within the current receivable balances. Receivable balances which are determined to be uncollectible are charged against the allowance and subsequent recoveries, if any, are credited to the allowance. At June 30, 1996 and December 31, 1995, the allowance for doubtful accounts included in rents receivable was $31,167 and $28,448, respectively, and $8,525 and $0 included in sales receivable, respectively.

(3)   Investment Property

At June 30, 1996, the Partnership owned computer equipment with a depreciated cost basis of $1,636,950, subject to existing leases and equipment with a depreciated cost basis of $288,053 in inventory, awaiting re-lease or sale. All purchases of computer equipment are subject to a 3% acquisition fee paid to the General Partner.

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-D
                      (A Massachusetts Limited Partnership)

                          Notes to Financial Statements
            For the Six Months Ended June 30, 1996 and June 30, 1995
                                   (Unaudited)

(4)   Related Party Transactions

Fees, commissions and other expenses paid or accrued by the Partnership to the General Partner or affiliates of the General Partner for the six months ended June 30, 1996 and 1995 are as follows:

                                                          1996                  1995
                                                          ----                  ----

Equipment acquisition fees                            $          -          $     39,413
Management fees                                             68,207                78,405
Reimbursable expenses paid                                  77,809                60,177
                                                      ------------          ------------

                                                      $    146,016          $    177,995
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

(5)  Long-term Debt

Long-term debt at June 30, 1996 consists of one loan for $24,450 from Relational Funding with an interest rate of 8.15%, two loans totaling $161,907 from Union Chelsea National Bank, each bearing interest at 9.00%, one loan for $40,669 from CIS Group/Equipment Financing, Incorporated, bearing interest at 14.17%, five installment notes from Pullman Capital Corporation totaling $49,665, each bearing interest at 8.00%, and one loan for $226,884 from Liberty Bank bearing interest at 7.75%. All loans are non-recourse and are collateralized by equipment on the respective leases with a total net book value of $612,783 and assignment of the related leases.

Maturities on long-term debt are as follows:

1996                   $      151,451
1997                          237,488
1998                          114,636
                       --------------

                       $      503,575
                       ==============

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-D
                      (A Massachusetts Limited Partnership)

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                   (Unaudited)

Results of Operations

The following discussion relates to the Partnership's operations for the quarter and six months ended June 30, 1996 in comparison to the same periods ended June 30, 1995.

The Partnership realized net income of $21,260 and $133,998 for the quarters ended June 30, 1996 and 1995, respectively. Rental income decreased $214,365 or 36% in 1996. The decrease is primarily due to lower rental rates obtained on equipment lease extensions and remarketings resulting after the initial lease term expires and due to a decrease in the overall size of the equipment portfolio. Interest income increased from 1995 as a result of higher average short-term investment balances held during the current quarter. The increase in net gain on the sale of equipment in the current quarter is primarily due to a larger number of equipment sales carrying low net book values.

Total costs and expenses decreased $81,475 or 17% in 1996. The most significant factor impacting the decrease in costs and expenses is the current quarter reduction of depreciation expense. Depreciation expense decreased $110,767 or 27% due to a portion of the equipment portfolio becoming fully depreciated. During the current quarter, the Partnership established a provision for doubtful accounts of $11,244 to reserve for potential uncollectible rents and sales receivables. Interest expense increased $6,266 in the current quarter due to the continued paydown of long-term debt. Management fees increased $4,566 or 14%, despite the reduction in rental income, due to a significant increase in collections of rent receivables during the current quarter.

The Partnership realized net income of $297,127 and $383,289 for the six months ended June 30, 1996 and 1995, respectively. The $391,451 or 32% decrease in rental income can be attributed to lower rental rates obtained on equipment lease extensions and remarketings resulting after the initial lease term expires and due to an overall reduction in equipment portfolio, as mentioned above. Interest income decreased from 1995 as a result of lower average short-term investment balances held during the current six month period. The significant increase in net gain on sale of equipment in 1996 is due to the large number of equipment sales carrying low net book values.

Total costs and expenses decreased $88,296 or 10% primarily as a result of lower depreciation expense. As discussed in the quarter analysis above, depreciation expense decreased $134,763 or 18% between 1996 and 1995 due to the initial equipment portfolio becoming fully depreciated and a reduction in the overall equipment portfolio. Interest expense increased $14,652 due to the continued paydown of long-term debt in the current year. Management fees decreased overall between the six month periods due to the decline in rental income on operating leases. General and administrative expenses increased $10,421. A major factor contributing to the increase is that salaries and expenses of the partnership accounting and reporting personnel of the General Partner, which are reimbursable by the various partnerships under management, are being allocated over a diminishing number of partnerships.

The Partnership recorded net income per Limited Partnership Unit of $0.52 and $6.06 for the quarters ended June 30, 1996 and 1995, respectively, and $13.32 and $17.60 for the six months ended June 30, 1996 and 1995, respectively.

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-D
                      (A Massachusetts Limited Partnership)

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                   (Unaudited)

Liquidity and Capital Resources

For the quarter ended June 30, 1996, rental revenue generated from operating leases and sales proceeds generated from equipment sales were the primary sources of funds for the Partnership. As equipment leases terminate, the General Partner determines if the equipment will be extended to the same lessee, remarketed to another lessee, or if it is less marketable, sold. This decision is made upon analyzing which options would generate the most favorable results.

Rental income will continue to decrease due to two factors. The first factor is the lower rental rate obtained due to the remarketing of existing equipment upon the expiration of the original lease. Typically the remarketed rates are lower due to the decrease in useful life of the equipment. Secondly, the increasing change of technology in the computer industry usually decreases the demand for older equipment, thus increasing the possibility of obsolescence. Both of these factors together will cause remarketed rates to be lower than original rates and will cause certain leases to terminate upon expiration. This decrease however, should not affect the partnership's ability to meet its future cash requirements, including its long-term debt obligations. To the extent that future cash flows should be insufficient to meet the Partnership's operating expenses and liabilities, additional funds could be obtained through the sale of equipment, or a reduction in the rate of cash distributions. Future rental revenues amount to $1,945,893 and are to be received over the next four years.

The Partnership's investing activities for the quarter resulted in equipment sales with a depreciated cost basis of $89,513, generating $318,861 in proceeds. The Partnership has no material capital expenditure commitments and will not purchase equipment in the future as the Partnership has reached the end of its reinvestment period.

The Partnership's financing activities resulted in the paydown on long-term debt during 1996 of $229,151. The Partnership will payoff its remaining long-term debt of $503,575 in 1998. Total long-term debt assumed by the Partnership from inception is $6,798,951, for a total leverage of 23%.

Cash distributions are currently at an annual level of 10% per Limited Partnership Unit, or $12.50 per Limited Partnership Unit on a quarterly basis. For the quarter ended June 30, 1996, the Partnership declared a cash distribution of $265,593, of which $13,280 is allocated to the General Partner and $252,313 is allocated to the Limited Partners. The distribution will be made on August 29, 1996. The Partnership expects to continue paying near this level in the future. The effects of inflation have not been significant to the Partnership and are not expected to have any material impact in future periods.

On January 9, 1996, TLP Holding LLC purchased all the common stock of TLP Leasing Programs, Inc. from CMI Holding Co. Under the new ownership, it is expected that TLP Leasing Programs, Inc. will continue to operate in the same manner of business as it has in the past.

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-D
                      (A Massachusetts Limited Partnership)

                    Computer Equipment Portfolio (Unaudited)
                                  June 30, 1996

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
Western Atlas Company, Incorporated
Xerox Corporation

Equipment Description                                 Acquisition Price

Computer peripherals                                   $      2,289,542
Processors & upgrades                                         2,465,660
Other                                                         1,115,418
                                                       ----------------

                                                       $      5,870,620
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


Date:  August 14, 1996

By:    Arthur P. Beecher,
       President