Form 10-Q
period 1996-09-30
WELLESLEY LEASE INCOME LTD PARTNERSHIP III-D
filed 1996-11-14
CIK 760386

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             -----------------------

                                    FORM 10-Q
                   Quarterly Report Under Section 13 or 15(d)
              of the United States Securities Exchange Act of 1934

                             -----------------------


For The Quarter Ended September 30, 1996             Commission File No. 2-95011


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


                                 INDEX Page No.

Part I.       FINANCIAL INFORMATION

              Financial Statements

                    Balance Sheets as of September 30, 1996 and December 31, 1995                                         3

                    Statements of Operations For the Quarters Ended
                          September 30, 1996 and 1995 and For the Nine Months Ended
                          September 30, 1996 and 1995                                                                     4

                    Statements of Cash Flows For the Nine Months Ended
                          September 30, 1996 and 1995                                                                     5

                    Notes to Financial Statements                                                                         6 - 7

              Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                                                             8 - 10

              Computer Equipment Portfolio                                                                                11

Part II.      OTHER INFORMATION

              Items 1 - 6                                                                                                 12

              Signature                                                                                                   13



                          PART I. FINANCIAL INFORMATION

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-D
                      (A Massachusetts Limited Partnership)

                                 Balance Sheets

                                     Assets                                          (Unaudited)             (Audited)
                                                                                       9/30/96                12/31/95
                                                                                 ----------------        ----------------
Investment property, at cost (note 3):
  Computer equipment                                                             $      5,976,472        $      7,636,323
     Less accumulated depreciation                                                      4,015,610               5,022,967
                                                                                 ----------------        ----------------
       Investment property, net                                                         1,960,862               2,613,356

Cash and cash equivalents                                                                 326,734                 245,755
Rents receivable, net (note 2)                                                             66,902                 173,959
Sales receivable, net (note 2)                                                                  -                   4,275
Accounts receivable - affiliates                                                           82,421                  66,971
Other assets                                                                                1,876                  11,887
                                                                                 ----------------        ----------------

     Total assets                                                                $      2,438,795        $      3,116,203
                                                                                 ================        ================

                        Liabilities and Partners' Equity
Liabilities:
   Current portion of long-term debt (note 5)                                    $        299,923        $        380,602
   Accounts payable and accrued expenses - affiliates (note 4)                             58,138                  32,533
   Accounts payable and accrued expenses                                                   99,919                  87,381
   Unearned rental revenue                                                                  9,006                     540
   Long-term debt, less current portion (note 5)                                          221,450                 352,124
                                                                                 ----------------        ----------------

     Total liabilities                                                                    688,436                 853,180
                                                                                 ----------------        ----------------

Partners' equity:
   General Partner:
     Capital contribution                                                                   1,000                   1,000
     Cumulative net income                                                                568,446                 526,973
     Cumulative cash distributions                                                       (569,446)               (534,918)
                                                                                 ----------------        ----------------
                                                                                                -                  (6,945)
                                                                                 ----------------        ----------------
   Limited Partners (20,185 units):
     Capital contribution, net of offering costs                                        8,987,039               8,987,039
     Cumulative net income                                                              3,582,483               3,446,080
     Cumulative cash distributions                                                    (10,819,163)            (10,163,151)
                                                                                 ----------------        ----------------
                                                                                        1,750,359               2,269,968
                                                                                 ----------------        ----------------
     Total partners' equity                                                             1,750,359               2,263,023
                                                                                 ----------------        ----------------

     Total liabilities and partners' equity                                      $      2,438,795        $      3,116,203
                                                                                 ================        ================

                 See accompanying notes to financial statements.



                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-D
                      (A Massachusetts Limited Partnership)

                            Statements of Operations
                                   (Unaudited)

                                                     Quarters Ended                         Nine Months Ended
                                                      September 30,                           September 30,
                                           ---------------------------------      ----------------------------------
                                                 1996              1995                1996                1995
                                           ---------------------------------      ----------------------------------
Revenue:
   Rental income                           $       321,786     $     685,802      $    1,158,972     $     1,914,439
   Interest income                                   4,679             4,134              12,021              12,577
   Net gain (loss) on sale
     of equipment                                    4,132           (10,144)            233,480               1,110
                                           ---------------     -------------      --------------     ---------------

       Total revenue                               330,597           679,792           1,404,473           1,928,126
                                           ---------------     -------------      --------------     ---------------

Costs and expenses:
   Depreciation                                    365,019           394,084             963,859           1,127,687
   Interest                                         10,314            17,249              38,135              30,418
   Related party expenses (note 4):
     Management fees                                28,323            47,454              96,530             125,859
     General and administrative                     42,825            28,324             113,462              88,540
   Provision for (reversal of)
     doubtful accounts                               3,367                 -              14,611             (20,348)
                                           ---------------     -------------      --------------     ---------------

       Total costs and expenses                    449,848           487,111           1,226,597           1,352,156
                                           ---------------     -------------      --------------     ---------------

Net (loss) income                          $      (119,251)    $     192,681      $      177,876     $       575,970
                                           ===============     =============      ==============     ===============

Net (loss) income per Limited
   Partnership Unit                        $         (6.57)    $        8.96      $         6.76     $         26.56
                                           ===============     =============      ==============     ===============

                 See accompanying notes to financial statements.



                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-D
                      (A Massachusetts Limited Partnership)

                            Statements of Cash Flows
              For the Nine Months Ended September 30, 1996 and 1995
                                   (Unaudited)

                                                                                           1996                     1995
                                                                                           ----                     ----

Cash flows from operating activities:
   Net income                                                                        $      177,876           $       575,970
                                                                                     --------------           ---------------

   Adjustments  to  reconcile  net  income  to
   net cash  provided  by  operating activities:
       Depreciation                                                                         963,859                 1,127,687
       Provision for (reversal of) doubtful accounts                                         14,611                   (20,348)
       Net gain on sale of equipment                                                       (233,480)                   (1,110)
       Net decrease (increase) in current assets                                             91,282                   (77,891)
       Net increase in current liabilities                                                   46,609                    10,549
                                                                                     --------------           ---------------

         Total adjustments                                                                  882,881                 1,038,887
                                                                                     --------------           ---------------

         Net cash provided by operating activities                                        1,060,757                 1,614,857
                                                                                     --------------           ---------------

Cash flows from investing activities:
   Purchase of investment property                                                         (451,363)               (1,601,412)
   Proceeds from sales of investment property                                               373,478                   103,042
                                                                                     --------------           ---------------

         Net cash used in investing activities                                              (77,885)               (1,498,370)
                                                                                     --------------           ---------------

Cash flows from financing activities:
   Proceeds from borrowings on notes payable - affiliates                                         -                   339,047
   Principal payments on notes payable - affiliates                                               -                  (139,047)
   Proceeds from borrowings on long-term debt                                               109,263                   643,906
   Principal payments on long-term debt                                                    (320,616)                 (381,633)
   Cash distributions to partners                                                          (690,540)                 (719,756)
                                                                                     --------------           ---------------

         Net cash used in financing activities                                             (901,893)                 (257,483)
                                                                                     --------------           ---------------

Net increase (decrease) in cash and cash equivalents                                         80,979                  (140,996)

Cash and cash equivalents at beginning of period                                            245,755                   592,377
                                                                                     --------------           ---------------

Cash and cash equivalents at end of period                                           $      326,734           $       451,381
                                                                                     ==============           ===============

Supplemental cash flow information:
   Interest paid during the period                                                   $       38,135           $        31,496
                                                                                     ==============           ===============

                 See accompanying notes to financial statements.

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-D
                      (A Massachusetts Limited Partnership)

                          Notes to Financial Statements
       For the Nine Months Ended September 30, 1996 and September 30, 1995
                                   (Unaudited)

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

(2)   Summary of Significant Accounting Policies

Allowance for Doubtful Accounts

The financial statements include allowances for estimated losses on receivable balances. The allowances for doubtful accounts are based on past write off experience and an evaluation of potential uncollectible accounts within the current receivable balances. Receivable balances which are determined to be uncollectible are charged against the allowance and subsequent recoveries, if any, are credited to the allowance. At September 30, 1996 and December 31, 1995, the allowance for doubtful accounts included in rents receivable was $34,534 and $28,448, respectively, and $8,525 and $0 included in sales receivable, respectively.

(3)   Investment Property

At September 30, 1996, the Partnership owned computer equipment with a depreciated cost basis of $1,813,368, subject to existing leases and equipment with a depreciated cost basis of $147,494 in inventory, awaiting re-lease or sale. All purchases of computer equipment are subject to a 3% acquisition fee paid to the General Partner.

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-D
                      (A Massachusetts Limited Partnership)

                          Notes to Financial Statements
       For the Nine Months Ended September 30, 1996 and September 30, 1995
                                   (Unaudited)

(4)   Related Party Transactions

Fees, commissions and other expenses paid or accrued by the Partnership to the General Partner or affiliates of the General Partner for the nine months ended September 30, 1996 and 1995 are as follows:


                                                    1996                  1995
                                                    ----                  ----

Equipment acquisition fees                      $     13,147          $     46,643
Management fees                                       96,530               125,859
Reimbursable expenses paid                           100,294                89,336
                                                ------------          ------------

                                                $    209,971          $    261,838
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

(5)   Long-term Debt

Long-term debt at September 30, 1996 consists of two loans totaling $139,952 from Union Chelsea National Bank, each bearing interest at 9.00%, one loan for $35,160 from CIT Group/Equipment Financing, Incorporated, bearing interest at 14.17%, four installment notes from Pullman Capital Corporation totaling $32,514, each bearing interest at 8.00%, and three loans totaling $313,747 from Liberty Bank, one bearing interest at 7.75% and the two remaining loans bearing interest at 7.90%. All loans are non-recourse and are collateralized by equipment on the respective leases with a total net book value of $632,292 and assignment of the related leases.

Maturities on long-term debt are as follows:

                    1996                   $       70,257
                    1997                          302,176
                    1998                          148,940
                                           --------------

                                           $      521,373
                                           ==============

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-D
                      (A Massachusetts Limited Partnership)

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                   (Unaudited)

Results of Operations

The following discussion relates to the Partnership's operations for the quarter and nine months ended September 30, 1996 in comparison to the same periods ended September 30, 1995.

The Partnership realized a net loss of $119,251 and net income of $192,681 for the quarters ended September 30, 1996 and 1995, respectively. Rental income decreased $364,016 or 53% between the three month periods. The decrease is primarily due to lower rental rates obtained on equipment lease extensions and remarketings resulting after the initial lease term expires and due to a decrease in the overall size of the equipment portfolio. Interest income increased from 1995 as a result of higher average short-term investment balances held during the current quarter. The increase in net gain on the sale of equipment in the current quarter is primarily due to a larger number of equipment sales carrying low net book values.

Total costs and expenses decreased $37,263 or 8% between the three month periods. Depreciation expense decreased $29,065 or 7% due to a portion of the equipment portfolio becoming fully depreciated. Also included in depreciation expense for the quarter ended September 30, 1996 is a provision of $50,000 for estimated losses on the ultimate disposition of equipment. Interest expense decreased $6,935 in the current quarter due to the continued paydown of long-term debt. The long-term debt balance at September 30, 1996 was $521,373 versus a balance of $629,018 at September 30, 1995. Management fees decreased as a result of the decline in rental income. General and administrative expenses increased $14,501 or 51% mainly due to an increase in the allocable salaries of the partnership accounting and reporting personnel of the General Partner. The Partnership established a provision for doubtful accounts of $3,367 to reserve for potential uncollectible rents receivable.

The Partnership realized net income of $177,876 and $575,970 for the nine months ended September 30, 1996 and 1995, respectively. The $755,467 or 39% decrease in rental income can be attributed to lower rental rates obtained on equipment lease extensions and remarketings resulting after the initial lease term expires and due to an overall reduction in equipment portfolio, as mentioned above. Interest income decreased from 1995 as a result of lower average short-term investment balances held during the nine month period. The significant increase in net gain on sale of equipment in 1996 is due to the large number of equipment sales carrying low net book values.

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-D
                      (A Massachusetts Limited Partnership)

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                   (Unaudited)

Total costs and expenses decreased $125,559 or 9% during the nine month periods. As discussed in the quarter analysis above, depreciation expense decreased $163,828 or 15% between 1996 and 1995 due to the initial equipment portfolio becoming fully depreciated and a reduction in the overall equipment portfolio. Also included in depreciation expense for the nine months ended September 30, 1996 is a provision for $100,000 for estimated losses on the ultimate disposition of equipment. Interest expense increased $7,717 between 1996 and 1995 due to new debt leveraged during the current quarter and the continued paydown of long-term debt. Management fees decreased between the nine month periods due to the decline in rental income. General and administrative expenses increased $24,922 or 28% mainly due to an increase in the allocable salaries of the partnership accounting and reporting personnel of the General Partner during the current year. The provision for doubtful accounts increased in the current year due to an increase in potential uncollectible rents receivable.

The Partnership recorded net loss and net income per Limited Partnership Unit of $6.57 and $8.96 for the quarters ended September 30, 1996 and 1995, respectively, and net income of $6.76 and $26.56 for the nine months ended September 30, 1996 and 1995, respectively.

Liquidity and Capital Resources

For the quarter ended September 30, 1996, rental revenue generated from operating leases and sales proceeds generated from equipment sales were the primary sources of funds for the Partnership. As equipment leases terminate, the General Partner determines if the equipment will be extended to the same lessee, remarketed to another lessee, or if it is less marketable, sold. This decision is made upon analyzing which options would generate the most favorable results.

Rental income will continue to decrease due to two factors. First, lower rental rates are obtained on the remarketing of existing equipment after the expiration of the original lease. Typically the remarketed rates are lower due to the decrease in useful life of the equipment. Second, the increasing change of technology in the computer industry usually decreases the demand for older equipment, thus increasing the possibility of obsolescence. Both of these factors together will cause remarketed rates to be lower than original rates and will cause certain leases to terminate upon expiration. This decrease however, should not affect the partnership's ability to meet its future cash requirements, including its long-term debt obligations. To the extent that future cash flows should be insufficient to meet the Partnership's operating expenses and liabilities, additional funds could be obtained through the sale of equipment, or a reduction in the rate of cash distributions. Future rental revenues amount to $1,655,671 and are to be received over the next four years.

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-D
                      (A Massachusetts Limited Partnership)

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                   (Unaudited)

The Partnership's investing activities for the nine month periods resulted in equipment purchases of $451,363 and equipment sales with a depreciated cost basis of $68,826, generating $373,478 in proceeds. Included in equipment sales is a $71,171 loss which was charged against the reserve, initially set up in a prior period to account for estimated losses on the ultimate disposition of equipment. The Partnership will purchase equipment in the future as the Partnership has extended its reinvestment period.

The Partnership's financing activities resulted in the paydown on long-term debt in the amount of $320,616 and proceeds from borrowing on long-term debt of $109,263 for the nine months ended September 30, 1996. The Partnership will payoff its remaining long-term debt of $521,373 by 1998. Total long-term debt assumed by the Partnership from inception is $6,908,214, for a total leverage of 23%.

Cash distributions are currently at an annual level of 8% per Limited Partnership Unit or $10.00 per Limited Partnership Unit on a quarterly basis. For the quarter ended September 30, 1996, the Partnership declared a cash distribution of $212,474, of which $10,624 was allocated to the General Partner and $201,850 was allocated to the Limited Partners. The distribution will be made on November 27, 1996. The Partnership expects to continue paying near this level in the future. The effects of inflation have not been significant to the Partnership and are not expected to have any material impact in future periods.

On January 9, 1996, TLP Holding LLC purchased all the common stock of TLP Leasing Programs, Inc. from CMI Holding Co. Under the new ownership, it is expected that TLP Leasing Programs, Inc. will continue to operate in the same manner of business as it has in the past.

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-D
                      (A Massachusetts Limited Partnership)

                    Computer Equipment Portfolio (Unaudited)
                               September 30, 1996

Lessee

Caterpillar Company, Incorporated
Coulter Leasing Corporation
George Melhado and Company
H.J. Meyers & Company, Incorporated
Invetech Company
J. Walter Thompson, U.S.A., Incorporated
Magnavox Electronic Systems Company, Incorporated
Maryland Casualty Insurance, Incorporated
Merchants  Association of Florida, Incorporated
Mercury  Marine, Division of Brunswick Corporation
NYNEX  National, Incorporated
ON Technology
Corporation Owens Corning Fiberglass, Incorporated
Packard Hughes Interconnect, Incorporated
Simmons Market Research Bureau, Incorporated
Sports & Recreation Company, Incorporated
Xerox Corporation


Equipment Description                                 Acquisition Price

Computer peripherals                                   $      2,330,824
Processors & upgrades                                         2,510,118
Other                                                         1,135,530
                                                       ----------------

                                                       $      5,976,472
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


Date: November 14, 1996

By:   Arthur P. Beecher,
      President