Form 10-K
period 1996-12-31
WELLESLEY LEASE INCOME LTD PARTNERSHIP III-D
filed 1997-03-27
CIK 760386

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934



 For the fiscal year ended December 31, 1996         Commission File No. 2-95011


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

                        --------------------------------

           Securities registered pursuant to Section 12(b) of the Act

                                      None

                        --------------------------------

           Securities registered pursuant to Section 12(g) of the Act

                     Units of Limited Partnership Interests

                        --------------------------------



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes    X         No

State the aggregate market value of the voting stock held by non-affiliates of the registrant as of March 26, 1997: Not applicable, since securities are non-voting.

                   Documents incorporated by reference: None.

                            Exhibit Index on Page: 35

Corporate organization as discussed in Part I, Item 1 Business is as follows:

TLP Holding LLC ("Holding") controls TLP Leasing Programs, Inc. ("TLP"), TLP Management Services, Inc. ("TLPMS"), and TLP Securities, Inc. TLP controls TLP Columbia Management Corp. ("TCMC") which serves as General Partner to the
Columbia Lease Income Funds. Torchmark Corporation ("Torchmark") controls TMK/United, Inc. which controls Waddell and Reed Financial Services, Inc. ("Waddell and Reed").

Through various dealer-manager arrangements, TLP, TLPMS, and Waddell and Reed serve as corporate general partners to the Wellesley Leasing Partnership ("Wellesley General Partner") and the Hanover Leasing Partnership. The Wellesley General Partner is the general partner for the Wellesley Lease Income Limited Partnerships. Hanover Leasing Partnership serves as the General Partner for Hanover Lease Income Limited Partnership with BOT Financial Corporation serving as agent.

                                     Part I
Item 1.  Business.

Wellesley Lease Income Limited Partnership III-D (the "Partnership") is a limited partnership organized under the provisions of the Massachusetts Uniform Limited Partnership Act on December 18, 1984. As of December 31, 1996, the Partnership consisted of a General Partner and 1,973 Limited Partners owning 20,185 Units of Limited Partnership Interests of $500 each (the "Units"), except that employees of the Corporate General Partners of the General Partner and employees and securities representatives of its affiliates purchased 334 Units for a net price of $460 per Unit, and the Partnership incurred no obligation to pay any sales commissions with respect to such sales. The Units were sold commencing March 19, 1985, pursuant to a Registration Statement on Form S-1 under the Securities Act of 1933. As set forth more fully at Item 10. Directors and Executive Officers of the Partnership. of this report, the General Partner is Wellesley Leasing Partnership, and the General Partner has three Corporate General Partners (the "Corporate General Partners"): TLP Leasing Programs, Inc. ("TLP") and TLP Management Services Corporation ("TLPMS"), formerly CIS Management Services Corporation ("CISMS"), both Massachusetts corporations and Waddell & Reed Financial Services, Inc. ("Waddell & Reed", formerly TUP Services, Inc., "TUPS"), a Missouri corporation.

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

The closing date of the Partnership was April 25, 1986, and aggregate equipment purchased through December 31, 1996, is $30,407,483. At the end of 1996, there are 46 leases in place with 20 lessees. The acquisition of these leases and equipment is described more fully in Item 2. Properties. of this report and notes 3 and 4 to the financial statements included in Item 8. Financial Statements and Supplementary Data.

On January 9, 1996, TLP Holding LLC purchased all the common stock of TLP and TLPMS from CMI Holding Co. and CMI Corporation, respectively. Under the new ownership, TLP and TLPMS will continue to operate in the same manner of business as described below.

Under the Partnership Agreement, the General Partner, Wellesley Leasing Partnership, is solely responsible for the operation of the Partnership and its equipment. As discussed above, the General Partner has three Corporate General
Partners: TLP, TLPMS and Waddell & Reed. TLP was formed in December 1982 and is a wholly-owned subsidiary of TLP Holding LLC ("Holding"). TLPMS was formed in May 1985 as CISMS, and is a wholly-owned subsidiary of Holding and an affiliate of TLP. Holding is primarily engaged in management services and equipment leasing. Waddell & Reed (formerly TUPS) was formed in May 1986 and is an affiliate of Waddell & Reed, Inc., which was one of the Soliciting Brokers for this offering. Both Waddell & Reed and Waddell & Reed, Inc. are wholly-owned subsidiaries of TMK/United Inc., which itself is an indirect 85% owned subsidiary of Torchmark Corporation ("Torchmark").

The General Partnership Agreement between TLP and TLPMS (the "General Partnership Agreement"), provides that TLPMS will propose to the Partnership equipment acquisitions, leasing, financing and re-financing transactions, and sale transactions, for approval by the Executive Committee, and will oversee the operation, management and use of the Partnership's equipment, and that TLP will oversee the marketing of the Units and all administrative functions of the Partnership and, together with Waddell & Reed, will supply substantially all of the General Partner's capital resources. All of the Partnership's equipment to date has been acquired, and all dispositions of Partnership equipment have been made, through TLPMS, using the personnel and resources of Holding and several outside equipment lease brokers the General Partner believes would be most advantageous for the Partnership.

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

Of the leases in place at December 31, 1996, the Partnership owned various computer equipment with an original cost basis of $5,844,357. Listed below is a breakdown of the various types of computer equipment owned:

       Computer peripherals                         $     2,279,299
       Processors & upgrades                              2,454,630
       Other                                              1,110,428
                                                    ---------------

                                                    $     5,844,357
                                                    ===============

Of the leases in place at December 31, 1996, the average lease term is 35 months and the average monthly lease rate as a percentage of original equipment cost is 2.83%.

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

6. Changes in Marketing Policies. IBM's current marketing policy of offering accrual discounts (i.e., applying lease payments as a credit toward the purchase of equipment) and volume discounts enables certain customers to obtain IBM equipment at a cost lower than its fair market value. In the case of accrual discounts, lessees of IBM equipment who have earned a purchase credit toward that equipment can purchase the equipment from IBM and arrange a cost-effective sale and leaseback arrangement with TLP or the Partnership. The sale price to the
         Partnership will typically be less than the fair market value of the equipment. The Partnership may be able to participate in volume discounts through purchases arranged by lessees of TLP. The Partnership's lower equipment costs in turn should enable the Partnership to offer lower lease rates to customers and help offset the risk of early obsolescence. If IBM were to eliminate these policies, raise its prices, lower its lease rates, or become more active as a lessor, the Partnership might find it more difficult to compete successfully as a lessor of IBM equipment.

7. Defaults by Lessees. Default by a lessee may cause equipment to be returned to the Partnership at a time when the General Partner may be unable to promptly arrange for its re-leasing (at the rental rate previously received or otherwise) or sale (with or without a loss), thus resulting in the loss of anticipated revenues and the inability to recover the Partnership's investment and repay related debt. Any related debt may be secured by the returned equipment and, in some cases, by the Partnership's other equipment. If the debt is not paid in a timely manner, the lender may foreclose and assume ownership of all equipment securing the debt, resulting in economic loss and adverse tax consequences to the Partnership's partners. Four lessees, Coulter Leasing Corporation, Halliburton Company, Incorporated, ON Technology Corporation and The Internet Access Company, Incorporated, lease equipment in excess of 10% of total rental income for the year ended December 31, 1996. The related rental payments comprise 12.17%, 13.42%, 14.08% and 13.49%, respectively, of the total rental income for the year ended December 31, 1996. Coulter Leasing Corporation, Halliburton Company, Incorporated, ON Technology Corporation and The Internet Access Company, Incorporated lease equipment comprising 11.47%, 10.88%, 13.32% and 10.45%, respectively, of the total equipment portfolio at December 31, 1996.

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

Item 2.  Properties.

At December 31, 1996, the Partnership owned computer equipment with a depreciated cost basis of $1,903,483, subject to 46 existing leases with 19 different lessees, and equipment held in inventory, awaiting re-lease or sale, with depreciated cost basis of $116,432. All purchases of computer equipment are subject to a 3% acquisition fee paid to the General Partner.

Item 3. Legal Proceedings:

There are no material pending legal proceedings that the Partnership is a party or of which any of its equipment or leases is the subject.

On January 9, 1996, TLP Holding LLC purchased all the common stock of TLP from CMI Holding Co. and all the common stock of TLP Management Services Corporation ("TLPMS", formerly CIS Management Services Corporation "CISMS") from CMI Corporation. Under the new ownership, it is expected that TLP and TLPMS will continue to operate in the same manner of business as each has in the past.

On January 13, 1989 (the "Petition Date"), Continental Information Systems Corporation ("Continental"), CIS Corporation ("CIS"), CMI Holding Co. ("CMI Holding"), CMI Corporation ("CMI") and certain of its affiliates (collectively, the "Debtors"), voluntarily petitioned for relief under Chapter 11 of the United States Bankruptcy Code ("Chapter 11"), and thereafter continued in the management and operation of their businesses and property as Debtors In Possession until October 25, 1989, when the United States Bankruptcy Court (the "Court") confirmed the appointment of James P. Hassett as Chapter 11 trustee (the "Trustee") of the Debtors. CMI Holding is the former parent of TLP and CMI is the former parent of TLPMS. TLP and TLPMS, neither of which filed under Chapter 11, are the two Corporate General Partners of Wellesley Leasing Partnership, the General Partner of the Partnership. Both before and after the Petition Date, CIS and CMI have acted as agents for the Partnership in selling, leasing and remarketing Partnership equipment. CMI Holding became a wholly-owned subsidiary of CIS pursuant to a Court ordered settlement on July 20, 1993.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5. Market for the Partnership's Securities and Related Security Holder Matters.

(a)  Market Information

The Partnership's outstanding securities consist of Limited Partnership Interests in Units of $500 each. As of December 31, 1996, 20,185 Units had been sold to the public at a price of $500 per Unit (except for 334 Units which were sold for a net price of $460 per Unit to employees of the Corporate General Partners of the General Partner and employees and securities representatives of its affiliates).

There is no public market for the Units, and it is not anticipated that such a public market will develop.

(b)  Approximate Number of Security Holders


                                      Number of Unit                           Number of Units
                                     holders on Record                              as of
 Title of Class                        as of 12/31/96                              12/31/96
                                       --------------                              --------

    Units of
    Limited
    Partnership
    Interests                                1,973                                  20,185


(c)  Dividend History and Restrictions

During the fiscal period ended December 31, 1986 the Partnership completed its offering of 20,185 Units. Pursuant to Section 8 of the Limited Partnership Agreement, the Partnership's "Distributable Cash From Operations" for each year will be determined and then distributed to the Partners. Upon reaching the end of its reinvestment period (the ninth anniversary of the Partnership's closing date), the Partnership will also distribute to the Partners "Distributable Cash From Sales or Refinancings", if any. The Partnership distributed $857,863, $908,326, and $1,009,251 to the Limited Partners and $45,152, $47,808, and
$53,120 to the General Partners in 1996, 1995 and 1994, respectively. The cumulative cash distributions to the Limited Partners through December 31, 1996 are $11,021,014 as compared with the contributed Limited Partners' net capital of $8,987,039.

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

Each distribution of Distributable Cash From Operations and any Distributable Cash From Sales or Refinancings from gains of the Partnership shall be allocated 95% to the Limited Partners and 5% to the General Partner. Any losses from sales or refinancings of equipment shall be allocated 99% to the Limited Partners and 1% to the General Partner until "Payout" has occurred. "Payout" means the time when the aggregate amount of all distributions to the Limited Partners of Distributable Cash From Operations and of Distributable Cash From Sales or
Refinancings equals the aggregate amount of the Limited Partners' original invested capital plus a cumulative 10% annual return (compounded daily) on their aggregate unreturned invested capital (calculated from the beginning of the first full fiscal quarter following the Partnership's closing date). Including the distribution for the fourth quarter of 1996 made February 28, 1997,
cumulative   distributions  to  date  are  $552.25  per  Unit.  This  cumulative distribution per Unit amount represents 13.70% of "Payout". After Payout has occurred, any Distributable Cash From Sales or Refinancings will be distributed 15% (plus an additional 1% for each 1% by which the total of all Limited Partners' original Capital Contributions actually paid or allocated to the Partnership's investment in equipment exceeds the greater of (i) 80% of the gross proceeds of the Partnership's offering of Units, reduced by 0.0625% for each 1% of leverage encumbering Partnership equipment, or (ii) 75% of the gross proceeds of such offering) to the General Partner, and the remainder to the Limited Partners. It is not anticipated that Payout will occur as of the liquidation of this Partnership.

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



                                                                  For the Years Ended December 31,
                                                  1996             1995              1994              1993              1992
                                          --------------------------------------------------------------------------------------

Operating Data

   Rental Income                          $      1,557,912  $     2,483,009   $      2,315,814  $    2,438,414  $      2,854,774
   Interest Income                                  18,063           16,961             30,787          18,320            12,361
   Net Income                                      160,016          471,147            759,459       1,100,540           930,904
   Net Income Per Limited
     Partnership Unit                                 5.35            21.01             35.30            51.90             31.38

Balance Sheet Data

   Cash and Cash Equivalents              $        265,199  $       245,755   $        592,377  $      621,024  $        226,142
   Computer Equipment at Cost                    5,844,357        7,636,323          7,469,559       9,161,088        10,175,119
   Total Assets                                  2,451,823        3,116,203          3,284,409       3,444,411         3,271,941
   Long-term Debt                                  795,925          732,726            366,745         199,949           149,327
   Distributions to Partners                       903,015          956,134          1,062,371       1,062,370         1,062,371
   Distributions Per Limited
     Partnership Unit                                42.50            45.00              50.00           50.00             50.00
   Partners' Equity                              1,520,024        2,263,023          2,748,010       3,050,922         3,012,752


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

Results of Operations

The Partnership realized net income of $160,016, $471,147, and $759,459 for the years ended December 31, 1996, 1995 and 1994, respectively. Rental income decreased $925,097 or 37% and increased $167,195 or 7% in 1996 and 1995, respectively. The current year decrease in rental income is primarily due to lower rental rates obtained on equipment lease extensions and remarketings resulting after the initial lease term expires. The 1995 increase is primarily due to the rental stream related to the 1995 and prior year equipment acquisitions in the amount of $1,923,713 and $1,930,160, respectively. Interest income increased in the current year as a result of higher average short-term investment balances held during 1996, versus the prior year in which interest income decreased due to the lower average short-term balances held. The $238,012 net gain on sale of equipment recognized in 1996 resulted from the large sales of equipment carrying low net book values as compared to the prior year in which there was a $161,510 net loss on sale of equipment.

Total costs and expenses decreased 11% and 4% in 1996 and 1995, respectively, compared to prior periods. The decrease in costs and expenses is primarily a result of lower depreciation expense. The current year decrease in depreciation expense is attributable to a large portion of the equipment becoming fully depreciated. Included in depreciation expense in 1996 and 1995, respectively, is a provision for $100,000 and $110,000 to properly reflect the equipment portfolio's net realizable value. Interest expense increased $4,673 between 1996 and 1995 due to new debt leveraged during the current year and the continued paydown of long-term debt. Management fees decreased in the current year as a result of the decrease in rental income. General and administrative expenses increased $29,797 and $22,926 for the years ended December 31, 1996 and 1995, respectively. A major factor contributing to this increase is that salaries and expenses of the partnership accounting and reporting personnel, of the General Partner, which are reimbursable by the various partnerships under management are being allocated over a diminishing number of partnerships. The provision for doubtful accounts increased in the current year due to an increase in potential uncollectible rents receivable, versus the prior year in which the reversal of provision for doubtful accounts of $31,070 is due to successful collection efforts on delinquent accounts.

The  Partnership  recorded  net income per  Limited  Partnership  Unit of $5.35,
$21.01 and $35.30 for the years ended December 31, 1996, 1995 and 1994, respectively. The allocation for the years ended December 31, 1995 and 1994 includes a cost recovery allocation of profit and loss among the General and Limited Partners which results in an allocation of net loss to the Limited Partners. This cost recovery allocation is required to maintain capital accounts consistent with the distribution provisions of the Partnership Agreement. In certain periods, the cost recovery of profit and loss may result in an allocation of net loss the Limited Partners in instances when the Partnership's operations were profitable for the period.

Liquidity and Capital Resources

For the year ended December 31, 1996, rental revenue generated from operating leases was the primary source of funds for the Partnership. As equipment leases terminate, the General Partner determines if the equipment will be extended to the same lessee, remarketed to another lessee, or if it is less marketable, sold. This decision is made upon analyzing which options would generate the most favorable results.

Rental income will continue to decrease due to two factors. The first factor is the rate obtained when the original leases expire and are remarketed at a lower rate. Typically the remarketed rates are lower due to the decrease in useful life of the equipment. Secondly, the increasing change of technology in the computer industry usually decreases the demand for older equipment, thus increasing the possibility of obsolescence. Both of these factors together will cause remarketed rates to be lower than original rates and will cause certain leases to terminate upon expiration. This decrease however, should not affect the partnership's ability to meet its future cash requirements, including long-term debt obligations. To the extent that future cash flows should be insufficient to meet the Partnership's operating expenses and liabilities, additional funds could be obtained through the sale of equipment, or a reduction in the rate of cash distributions. Future rental revenues amount to $2,535,782 and are to be received over the next three years (see note 4 to the financial statements).

The Partnership's investing activities for the year resulted in equipment purchases of $968,266 and equipment sales with a depreciated cost basis of $153,303, generating $505,978 in proceeds. Included in equipment sales is a $114,663 loss which was charged against the reserve, initially set up in a prior period to account for estimated losses on the ultimate disposition of equipment. The Partnership will purchase equipment in the future as the Partnership has extended its reinvestment period through June, 1997.

The Partnership's financing activities resulted in proceeds from borrowings on long-term debt of $488,322. The Partnership activities also included a paydown on long-term debt during 1996 of $425,123. The Partnership will payoff its remaining long-term debt of $795,925 by 1999. Total long-term debt assumed by the Partnership from inception is $7,287,273, for a total leverage of 24%.

Cash distributions paid in this first quarter of 1997 are currently at an annual level of 5% per Limited Partnership Unit, or $6.25 per Limited Partnership Unit. During 1996, the Partnership distributed a total of $42.50 per Limited Partnership Unit, of which $37.15 per Unit represents income and $5.35 per Unit represents a return of capital. For the quarter ended December 31, 1996, the Partnership declared a cash distribution of $132,796, of which $6,640 was distributed to the General Partner and $126,156 was distributed to the Limited Partners. The distribution subsequently occurred on February 28, 1997. The Partnership expects to continue paying at or near this level in the future. The effects of inflation have not been significant to the Partnership and are not expected to have any material impact in future periods.

Item 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA




                          Independent Auditors' Report




The Partners of Wellesley Lease Income Limited Partnership III-D:

We have audited the accompanying balance sheets of Wellesley Lease Income Limited Partnership III-D (a Massachusetts Limited Partnership) as of December 31, 1996 and 1995, and the related statements of operations, partners' equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 1996. In connection with our audits of the financial statements, we have also audited the accompanying financial statement schedule II for each of the years in the three-year period ended December 31, 1996. These financial statements and this financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and this financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wellesley Lease Income Limited Partnership III-D as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.






KPMG Peat Marwick LLP



Boston, Massachusetts
March 21, 1997

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-D
                      (A Massachusetts Limited Partnership)

                                 Balance Sheets
                           December 31, 1996 and 1995

                                     Assets
                                                                                       1996                     1995
                                                                                 ----------------        ----------------

Investment property, at cost (notes 3 and 4):
   Computer equipment                                                            $      5,844,357        $      7,636,323
     Less accumulated depreciation                                                      3,824,442               5,022,967
                                                                                 ----------------        ----------------
       Investment property, net                                                         2,019,915               2,613,356

Cash and cash equivalents                                                                 265,199                 245,755
Rents receivable, net (notes 2 and 4)                                                      69,908                 173,959
Sales receivable, net (note 2)                                                                  -                   4,275
Accounts receivable - affiliates (note 5)                                                  84,022                  66,971
Other assets                                                                               12,779                  11,887
                                                                                 ----------------        ----------------

     Total assets                                                                $      2,451,823        $      3,116,203
                                                                                 ================        ================

                        Liabilities and Partners' Equity
Liabilities:
   Current portion of long-term debt (note 6)                                    $        550,139        $        380,602
   Accounts payable and accrued expenses - affiliates (note 5)                             27,168                  32,533
   Accounts payable and accrued expenses                                                   93,581                  87,381
   Unearned rental revenue                                                                 15,125                     540
   Long-term debt, less current portion (note 6)                                          245,786                 352,124
                                                                                 ----------------        ----------------

     Total liabilities                                                                    931,799                 853,180
                                                                                 ----------------        ----------------

Partners' equity:
   General Partner:
     Capital contribution                                                                   1,000                   1,000
     Cumulative net income                                                                579,070                 526,973
     Cumulative cash distributions                                                       (580,070)               (534,918)
                                                                                 ----------------        ----------------
                                                                                                -                  (6,945)
                                                                                 ----------------        ----------------
   Limited Partners (20,185 units):
     Capital contribution, net of offering costs                                        8,987,039               8,987,039
     Cumulative net income                                                              3,553,999               3,446,080
     Cumulative cash distributions                                                    (11,021,014)            (10,163,151)
                                                                                 ----------------        ----------------
                                                                                        1,520,024               2,269,968
                                                                                 ----------------        ----------------
     Total partners' equity                                                             1,520,024               2,263,023
                                                                                 ----------------        ----------------

     Total liabilities and partners' equity                                      $      2,451,823        $      3,116,203
                                                                                 ================        ================

                 See accompanying notes to financial statements.

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-D
                      (A Massachusetts Limited Partnership)

                            Statements of Operations
              For the Years Ended December 31, 1996, 1995 and 1994


                                                                 1996                     1995                    1994
                                                            ---------------          --------------         ---------------

Revenue:
   Rental income                                            $     1,557,912          $    2,483,009         $     2,315,814
   Interest income                                                   18,063                  16,961                  30,787
   Net gain (loss) on sale of equipment                             238,012                (161,510)                354,031
                                                            ---------------          --------------         ---------------

       Total revenue                                              1,813,987               2,338,460               2,700,632
                                                            ---------------          --------------         ---------------

Costs and expenses:
   Depreciation                                                   1,293,741               1,556,918               1,655,122
   Interest                                                          52,340                  47,667                  13,525
   Related party expenses (note 5):
     Management fees                                                126,138                 166,811                 149,918
     General and administrative                                     156,784                 126,987                 104,061
   Provision for (reversal of)
     doubtful accounts                                               24,968                 (31,070)                 18,547
                                                            ---------------          --------------         ---------------

       Total costs and expenses                                   1,653,971               1,867,313               1,941,173
                                                            ---------------          --------------         ---------------

Net income                                                  $       160,016          $      471,147         $       759,459
                                                            ===============          ==============         ===============

Net income per Limited
   Partnership Unit                                         $          5.35          $        21.01         $         35.30
                                                            ===============          ==============         ===============

                 See accompanying notes to financial statements.

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-D
                      (A Massachusetts Limited Partnership)

                    Statements of Partners' Equity (Deficit)
              For the Years Ended December 31, 1996, 1995 and 1994


                                                             General              Limited
                                                             Partner              Partners                 Total
                                                           -------------        ---------------     ----------------


Equity at
    December 31, 1993                                      $           -        $     3,050,922     $      3,050,922

Net income                                                        46,928                712,531              759,459

Cash distributions                                               (53,120)            (1,009,251)          (1,062,371)
                                                           -------------        ---------------     ----------------

Equity (deficit) at
    December 31, 1994                                             (6,192)             2,754,202            2,748,010

Net income                                                        47,055                424,092              471,147

Cash distributions                                               (47,808)              (908,326)            (956,134)
                                                           -------------        ---------------     ----------------

Equity (deficit) at
    December 31, 1995                                             (6,945)             2,269,968            2,263,023

Net income                                                        52,097                107,919              160,016

Cash distributions                                               (45,152)              (857,863)            (903,015)
                                                           -------------        ---------------     ----------------

Equity at
    December 31, 1996                                      $           -        $     1,520,024     $      1,520,024
                                                           =============        ===============     ================

                 See accompanying notes to financial statements.

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-D
                      (A Massachusetts Limited Partnership)

                            Statements of Cash Flows
              For the Years Ended December 31, 1996, 1995 and 1994

                                                                            1996               1995                  1994
                                                                            ----               ----                  ----

Cash flows from operating activities:
   Net income                                                        $       160,016     $        471,147     $        759,459
                                                                     ---------------     ----------------     ----------------

   Adjustments  to  reconcile  net  income  to net cash
     provided  by  operating activities:
       Depreciation                                                        1,293,741            1,556,918            1,655,122
       Provision for (reversal of) doubtful accounts                          24,968              (31,070)              18,547
       Net (gain) loss on sale of equipment                                 (238,012)             161,510             (354,031)
       Net decrease (increase) in current assets                              65,415             (150,279)              34,474
       Net increase (decrease) in current liabilities                         15,420              (49,200)             (23,886)
                                                                     ---------------     ----------------     ----------------

         Total adjustments                                                 1,161,532            1,487,879            1,330,226
                                                                     ---------------     ----------------     ----------------

         Net cash provided by operating activities                         1,321,548            1,959,026            2,089,685
                                                                     ---------------     ----------------     ----------------

Cash flows from investing activities:
   Purchase of investment property                                          (968,266)          (1,923,713)          (1,930,160)
   Proceeds from sales of investment property                                505,978              208,218              707,403
                                                                     ---------------     ----------------     ----------------

         Net cash used in investing activities                              (462,288)          (1,715,495)          (1,222,757)
                                                                     ---------------     ----------------     ----------------

Cash flows from financing activities:
   Proceeds from borrowings on notes payable - affiliate                           -              339,047                    -
   Principal payments on notes payable - affiliate                                 -             (339,047)                   -
   Proceeds from borrowings on long-term debt                                488,322              913,792              427,765
   Principal payments on long-term debt                                     (425,123)            (547,811)            (260,969)
   Cash distributions to partners                                           (903,015)            (956,134)          (1,062,371)
                                                                     ---------------     ----------------     ----------------

         Net cash used in financing activities                              (839,816)            (590,153)            (895,575)
                                                                     ---------------     ----------------     ----------------

Net increase (decrease) in cash and cash equivalents                          19,444             (346,622)             (28,647)

Cash and cash equivalents at beginning of year                               245,755              592,377              621,024
                                                                     ---------------     ----------------     ----------------

Cash and cash equivalents at end of year                             $       265,199     $        245,755     $        592,377
                                                                     ===============     ================     ================

Supplemental cash flow information:
   Interest paid during the year                                     $        52,340     $         46,503     $         13,463
                                                                     ===============     ================     ================

                 See accompanying notes to financial statements.

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-D
                      (A Massachusetts Limited Partnership)

                          Notes to Financial Statements
                        December 31, 1996, 1995 and 1994

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

Pursuant to the terms of the Amended Agreement of Limited Partnership, Distributable Cash From Operations and Profits for federal income tax and financial reporting purposes from normal operations and any Distributable Cash From Sales or Refinancings from gains of the Partnership shall be allocated 95% to the Limited Partners and 5% to the General Partner. Further, gains on sales of equipment occurring after the reinvestment period end shall be allocated first to eliminate negative capital accounts, if any, and second 95% to the Limited Partners and 5% to the General Partner until "Payout". "Payout" means the time when the aggregate amount of all distributions to the Limited Partners of Distributable Cash From Operations and of Distributable Cash From Sales or Refinancings equals the aggregate amount of the Limited Partners' original invested capital plus a cumulative 10% annual return (compounded daily) on their aggregate unreturned invested capital (calculated from the beginning of the first full fiscal quarter following the Partnership's closing date). Losses for federal income tax and financial reporting purposes from normal operations and any Distributable Cash From Sales or Refinancings from losses of the Partnership shall be allocated 99% to the Limited Partners and 1% to the General Partner until Payout has occurred, and 85% to the Limited Partners and 15% to the General Partner thereafter. In addition, special cost recovery allocations may be required to reflect the differing initial capital contributions of the General Partner and the Limited Partners. The Partnership's books and records are in accordance with the terms of the Amended Agreement of Limited Partnership. Including the fourth quarter of 1996 distribution made February 28, 1997, cumulative distributions to date are $552.25 per Unit. This cumulative distribution per Unit amount represents 13.70% of Payout. It is not anticipated that Payout will occur as of the liquidation of this Partnership.

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

Depreciation on investment property purchased in 1987 and thereafter is provided using the double-declining balance method, generally over a five-year period. The Partnership's policy is to periodically review the estimated fair market value of its equipment to assess the recoverability of its undepreciated cost. In accordance with this policy, the Partnership records a charge to depreciation expense in instances when the net book value of equipment exceeds its net realizable value. Included in depreciation expense in 1996 and 1995, respectively, is a provision for $100,000 and $110,000 to properly reflect the equipment portfolio's net realizable value. Routine maintenance and repairs are expensed as incurred. Major betterments and enhancements are capitalized and depreciated in accordance with the Partnership's depreciation policy.

Cash and Cash Equivalents

The  Partnership  considers  cash  and  short-term   investments  with  original
maturities of three months or less to be cash and cash equivalents.

Allowance for Doubtful Accounts

The financial statements include allowances for estimated losses on receivable balances. The allowances for doubtful accounts are based on past write off experience and an evaluation of potential uncollectible accounts within the current receivable balances. Receivable balances which are determined to be uncollectible are charged against the allowance and subsequent recoveries, if any, are credited to the allowance. At December 31, 1996 and 1995, the allowance for doubtful accounts included in rents receivable was $51,713 and $28,448, respectively, and $1,703 and $0 included in sales receivable, respectively.

Income Taxes

No provision for federal income taxes has been made as the liability for such taxes is that of the Partners rather than the Partnership. Taxable income, as reported on Schedule K-1, Form 1065 "Partner's Share of Income, Credits, Deductions, etc.", was $162,413, $410,616, and $711,665 in 1996, 1995 and 1994,
respectively (see note 7).

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-D
                      (A Massachusetts Limited Partnership)

                          Notes to Financial Statements

(3)   Investment Property

At December 31, 1996, the Partnership owned computer equipment with a depreciated cost basis of $1,903,483, subject to existing leases and equipment with a depreciated cost basis of $116,432 in inventory, awaiting re-lease or sale. All purchases of computer equipment are subject to a 3% acquisition fee paid to the General Partner.

(4)   Leases

Description of leasing arrangements:

Operations consist primarily of leasing computer equipment. All equipment leases are classified as operating leases and expire over the next three years.

Minimum lease payments scheduled to be received in the future under existing noncancelable operating leases are as follows:

                       1997                   $    1,467,473
                       1998                          786,861
                       1999                          281,448
                                              --------------

                                              $    2,535,782
                                              ==============

The following schedule provides an analysis of the cost of capital equipment by major classes as of December 31, 1996:

           Computer peripherals                $     2,279,299
           Processors & upgrades                     2,454,630
           Other                                     1,110,428
                                               ---------------

                                               $     5,844,357
                                               ===============

Four lessees, Coulter Leasing Corporation, Halliburton Company, Incorporated, ON Technology Corporation and The Internet Access Company, Incorporated, lease equipment in excess of 10% of total rental income for the year ended December 31, 1996. The related rental payments comprise 12.17%, 13.42%, 14.08% and 13.49%, respectively, of the total rental income for the year ended December 31, 1996. Coulter Leasing Corporation, Halliburton Company, Incorporated, ON Technology Corporation and The Internet Access Company, Incorporated lease equipment comprising 11.47%, 10.88%, 13.32% and 10.45%, respectively, of the total equipment portfolio at December 31, 1996.

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-D
                      (A Massachusetts Limited Partnership)

                          Notes to Financial Statements

(5)   Related Party Transactions

Fees, commissions and other expenses paid or accrued by the Partnership to the General Partner or affiliates of the General Partner for the years ended December 31, 1996, 1995 and 1994 are as follows:

                                                     1996                1995              1994
                                                     ----                ----              ----

Equipment acquisition fees                       $     28,202        $     56,030      $     55,983
Management fees                                       126,138             166,811           149,918
Reimbursable expenses paid                            147,986             119,397           100,349
                                                 ------------        ------------      ------------

                                                 $    302,326        $    342,238      $    306,250
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

(6)   Long-term Debt

Long-term debt at December 31, 1996 consists of two loans totaling $117,499 from Union Chelsea National Bank each with an interest rate of 9.00%, one loan for $29,454 from CIT Group/Equipment Financing, Incorporated with an interest rate of 14.17%, one installment note from Pullman Capital Corporation totaling $23,523 with an interest rate of 8.00%, and nine loans totaling $625,449 from Liberty Bank, one bearing interest at 7.75%, one bearing interest at 11.00%, two bearing interest at 7.90% and the five remaining loans bearing interest at 8.25%. All loans are non-recourse and are collateralized by equipment on the respective leases with a total net book value of $776,161 and assignment of the related leases.

Maturities on long-term debt are as follows:

                    1997                   $      550,139
                    1998                          240,896
                    1999                            4,890
                                           --------------

                                           $      795,925
                                           ==============

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-D
                      (A Massachusetts Limited Partnership)

                          Notes to Financial Statements

(7)      Reconciliation  of Financial  Statement Net Income to Taxable Income to
         Partners

A reconciliation of financial statement net income to taxable income to partners is as follows for the years ended December 31, 1996, 1995 and 1994:

                                                                                  1996               1995                1994
                                                                                  ----               ----                ----

      Net income per financial statements                                     $      160,016      $     471,147      $     759,459

      Provision for doubtful accounts expense for financial
           statement purposes in excess of (less than) provision
           for doubtful accounts expense for tax purposes                             24,968            (31,070)             3,614

      Depreciation expense for financial statement purposes
           in excess of depreciation expense for tax purposes                         93,800             94,021                  -

      Net gain on sale of equipment for financial statement
           purposes in excess of net gain on sale of equipment
           for tax purposes                                                         (116,371)          (123,482)           (51,408)
                                                                              --------------      -------------      -------------

      Taxable income to partners                                              $      162,413      $     410,616      $     711,665
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

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-D
                      (A Massachusetts Limited Partnership)




Schedule II - Valuation and Qualifying Accounts and Reserves


                                                            Additions charged
                                      Balance at              to (recoveries                                     Balance
                                      beginning               credited from)                                     at end
Classification                         of year              costs and expenses         Charge-offs               of year
                                   ----------------        -------------------      ----------------        -----------------


Year ended
December 31, 1994                  $         55,904        $         18,547         $         14,933        $          59,518
                                   ================        ================         ================        =================

Year ended
December 31, 1995                  $         59,518        $        (31,070)        $              -        $          28,448
                                   ================        ================         ================        =================

Year ended
December 31, 1996                  $         28,448        $         24,968         $              -        $          53,416
                                   ================        ================         ================        =================

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-D
                      (A Massachusetts Limited Partnership)

                    Computer Equipment Portfolio (Unaudited)
                                December 31, 1996

Lessee

American Hard Cider, Incorporated
Caterpillar, Incorporated
Cerulean Technology, Incorporated
Coulter Leasing Corporation
George Melhado and Company
H.J. Meyers & Company, Incorporated
Halliburton Company, Incorporated
Hughes Aircraft Corporation
Invetech Company
J. Walter Thompson, U.S.A., Incorporated
Magnavox  Electronic  Systems  Company,  Incorporated
Merchants  Association of Florida,  Incorporated
Mercury Marine,  Division of Brunswick  Corporation
NYNEX National,  Incorporated
ON Technology  Corporation
Owens - Corning  Fiberglass Corporation
Packard Hughes  Interconnect,  Incorporated
Simmons Market Research Bureau,  Incorporated
Sports & Recreation  Company,  Incorporated
The Internet Access Company, Incorporated

Equipment Description                                 Acquisition Price

Computer peripherals                                   $      2,279,299
Processors & upgrades                                         2,454,630
Other                                                         1,110,428
                                                       ----------------

                                                       $      5,844,357
                                                       ================

          Exhibit 11 WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-D
                      (A Massachusetts Limited Partnership)

             Computation of Net Income per Limited Partnership Unit
              For the Years Ended December 31, 1996, 1995 and 1994

                                                                             1996               1995                 1994
                                                                             ----               ----                 ----

Net income                                                            $      160,016     $        471,147     $        759,459

Gain on sale                                                                (245,351)             (36,097)            (430,824)
Loss on sale                                                                   7,339              197,607               76,793
Special cost recovery allocation                                                   -               (6,945)              (6,192)
                                                                      --------------     ----------------     ----------------

Available (loss) income from operations                                      (77,996)             625,712              399,236
                                                                      --------------     ----------------     ----------------

Allocations to General Partner:
   (Loss) income from operations                                                (780)              31,286               19,962
   Gain on sale                                                               52,950               10,800               21,541
   Loss on sale                                                                  (73)              (1,976)                (767)
   Special cost recovery allocation                                                -                6,945                6,192
                                                                      --------------     ----------------     ----------------

Income allocated to General Partner                                           52,097               47,055               46,928
                                                                      --------------     ----------------     ----------------

Income allocated to Limited Partners                                  $      107,919     $        424,092     $        712,531
                                                                      ==============     ================     ================

Number of Limited Partnership Units                                   $       20,185     $         20,185     $         20,185
                                                                      ==============     ================     ================

Net income per Limited Partnership Unit                               $         5.35     $          21.01     $          35.30
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

None.

                                    Part III

Item 10.  Directors and Executive Officers of the Partnership.

(a-b) Identification of Directors and Executive Officers

The Partnership has no Directors or Officers. As indicated in Item 1. of this report, the General Partner of the Partnership is Wellesley Leasing Partnership. Under the Partnership Agreement, the General Partner is solely responsible for the operation of the Partnership's properties, and the Limited Partners have no right to participate in the control of such operations. The General Partner has three Corporate General Partners: TLP and TLPMS, both Massachusetts corporations and Waddell & Reed, a Missouri corporation. The names and ages of the Directors and Executive Officers of the Corporate General Partners are as follows:


TLP and TLPMS

          Name                                                       Title                                             Age

Nicholas C. Bogard                                 Director                                                            51
Arthur P. Beecher                                  Director and President                                              59
Nancy E. Malone                                    Vice President, Lease Financing                                     38
Irene V. King                                      Vice President, Satellite Operations                                50
Joseph P. Colonna                                  Vice President, Marketing                                           37
James S. Felman                                    Clerk                                                               32

Waddell & Reed

          Name                                                       Title                                             Age

Keith A. Tucker                                    President, Chief Executive Officer                                  52
                                                      and Director
Robert L. Hechler                                  Vice President, Chief Operations Officer,                           60
                                                      Treasurer and Director
Henry J. Herrmann                                  Vice President, Chief Investment Officer                            55
                                                      and Director
Robert J. Williams, Jr.                            Vice President and National Sales Manager                           53
Sharon K. Pappas                                   Vice President, Secretary                                           38
                                                      and General Counsel


(c) Identification of certain significant persons

See Item 10. (a-b)

(d) Family relationship

No family relationship exists between any of the foregoing Directors or Officers.

(e) Business experience

Nicholas C. Bogard is Director of TLP and TLPMS. Mr. Bogard served as President and Director of TLP from 1982 - 1992, and served as Director of CS First Boston from 1992 - 1994. He has been working as an independent consultant since 1994. Mr. Bogard holds a B.A. from Princeton University and an M.B.A. from Harvard University.

Arthur P. Beecher is President and Director of TLP and TLPMS. Prior to joining TLP, he was an officer of CSA Financial Corp. of Boston, Massachusetts, most recently as Vice President, Finance and Administration since 1975. Mr. Beecher holds a B.S. from Boston University and is a Certified Public Accountant.

Nancy E. Malone is Vice President, Lease Financing of TLP and TLPMS. Prior to joining TLP, she was Manager, Lease Financing for 11 years at CSA Financial Corp. of Boston, Massachusetts. Ms. Malone holds a B.A. from The College of the Holy Cross.

Irene V. King is Vice President, Satellite Operations for TLP and TLPMS. Prior to joining TLP in April 1994, she was Director of Public Income Funds at CSA Financial Corp. of Boston, Massachusetts and was previously Vice President of Finance at First Alliance Corp. of Wellesley, Massachusetts. Ms. King holds a B.A. from Barat College of the Sacred Heart, Lake Forest, Illinois.

James S. Felman is Clerk of TLP and TLPMS. Prior to joining TLP, he was in private practice and was previously employed as a Tax Consultant with Price Waterhouse in Miami, Florida and New York, New York. Mr. Felman received his J.D. from S.U.N.Y. at Buffalo Law School, holds a B.S. in Economics and Business Management from Cornell University, and is a licensed attorney in New York and Florida.

Joseph P. Colonna is Vice President, Marketing of TLP and TLPMS. Prior to joining TLP, he was Associate Counsel at CSA Financial Corp. of Boston, Massachusetts in charge of Domestic and International Leasing Transactions. He received his B.A. from Rutgers University, J.D. from Suffolk University Law School and M.S.L. from Vermont Law School.

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

Robert J. Williams, Jr. is Vice President and National Sales Manager of Waddell & Reed and Executive Vice President and National Sales Manager of Waddell & Reed, Inc. He has been employed by Waddell & Reed, Inc. since July 1996. He was employed with Charles Schwab & Company from November 1991 to July 1995. From August 1984 to October 1991, he was employed by American Express Financial Advisors or its affiliates. Mr. Williams holds a B.S. from the University of Utah and an M.B.A. from California State-Humbolt.

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

Item 11.  Management Remuneration and Transactions.

(a), (b), (c), (d), and (e): The Officers and Directors of the Corporate General Partners receive no current or proposed direct remuneration in such capacities, pursuant to any standard arrangements or otherwise, from the Partnership. In addition, the Partnership has not paid and does not propose to pay any options, warrants or rights to the Officers and Directors of the Corporate General Partners. There exists no remuneration plan or arrangement with any Officer or Director of the Corporate General Partners resulting from the resignation, retirement or any other termination. See note 5 to the financial statements included in Item 8. of this report for a description of the remuneration paid by the Partnership to the General Partner and its affiliates during 1996, 1995 and 1994.

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

No person or group is known by the General Partner to own beneficially more than 5% of the Partnership's 20,185 outstanding Limited Partnership Units as of December 31, 1996.

By virtue of its organization as a limited partnership, the Partnership has no Officers or Directors. See also note 1 to the financial statements included in
Item 8. and Item 10. of this report.

Item 13.  Certain Relationships and Related Transactions.

(a), (b), and (c): The General Partner of the Partnership is Wellesley Leasing Partnership, a Massachusetts general partnership which in turn has three Corporate General Partners: TLP and TLPMS, both Massachusetts corporations and Waddell & Reed, a Missouri corporation. The Corporate General Partners' Directors and Executive Officers are identified in Item 10. of this report. The Partnership was not involved in any transaction involving any of these Directors or Officers or any member of the immediate family of these individuals, nor did any of these persons provide services to the Partnership for which they received direct or indirect remuneration. Similarly, there exists no business relationship between the Partnership and any of the Directors or Officers of the Corporate General Partners, nor were any of the individuals indebted to the Partnership.

The General Partner is responsible for acquiring, financing, leasing and selling equipment for the Partnership. TLPMS proposes for the Partnership equipment acquisitions, leasing transactions, financing and refinancing transactions, and sale transactions for approval by the Executive Committee and oversees the operation, management and use of each Partnership's equipment. TLP oversaw the marketing of the Units and oversees all administrative functions of the Partnership and, together with Waddell & Reed, provides substantially all of the General Partner's capital resources. In consideration of such services and capital commitments, TLP receives 30%, Waddell & Reed receives 10% and TLPMS receives 60% of all compensation received by the General Partner in connection with the formation and operation of the Partnership (including equipment management fees, acquisition fees, subordinated remarketing fees and the General Partner's share of Distributable Cash From Sales or Refinancings), except for Acquisition Fees, as to which TLP receives 15%, Waddell & Reed receives 10% and TLPMS receives 75%. The General Partner also was reimbursed in an amount equal to 3% of the gross proceeds of the Partnership's offerings for organizational and offering expenses; all such expenses in excess of that amount were borne by TLP. See note 5 to the financial statements included in Item 8. of this report for a description of payments made by the Partnership to the General Partner.

For information regarding the settlements between the Partnership and the Liquidating Estate of CIS Corporation, et al, arising out of the emergence from bankruptcy of CIS and CMI, see Item 3. Legal Proceedings.


                                     Part IV


Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K: None.
   (a) 1. Financial Statements                                                                                    Page No.

          Independent Auditors' Report                                                                            15
          Balance Sheets at December 31, 1996 and 1995                                                            16
          Statements of Operations for the Years Ended
             December 31, 1996, 1995 and 1994                                                                     17
          Statements of Partners' Equity (Deficit) for
             the Years Ended December 31, 1996, 1995 and 1994                                                     18
          Statements of Cash Flows for the Years
             Ended December 31, 1996, 1995 and 1994                                                               19
          Notes to Financial Statements                                                                           20-24


       2. Financial Statement Schedules

          Schedule II - Valuation and Qualifying Accounts and Reserves                                            25

          All other financial  statement  schedules are omitted because they are
          not  applicable,  the  data  is  not  significant,   or  the  required
          information is shown elsewhere in this report.

          Computer Equipment Portfolio (Unaudited)                                                                26


       3. Exhibit Index

          11  Statement regarding computation of net income per Limited Partnership Unit                          27

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


Date:  March 27, 1997





By:    Arthur P. Beecher,
       President