Form 10-Q
period 1997-03-31
WELLESLEY LEASE INCOME LTD PARTNERSHIP III-D
filed 1997-05-14
CIK 760386

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             -----------------------

                                    FORM 10-Q
                   Quarterly Report Under Section 13 or 15(d)
              of the United States Securities Exchange Act of 1934

                             -----------------------


For Quarter Ended March 31, 1997                     Commission File No. 2-95011


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

                          -----------------------------


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


                          INDEX                                                                                  Page No.

Part I.       FINANCIAL INFORMATION

              Financial Statements

                    Balance Sheets as of March 31, 1997 and December 31, 1996                                    3

                    Statements of Operations
                         Quarters Ended March 31, 1997 and 1996                                                  4

                    Statements of Cash Flows
                         Quarters Ended March 31, 1997 and 1996                                                  5

                    Notes to Financial Statements                                                                6 - 7

              Management's Discussion and Analysis of Financial Condition and
                         Results of Operations                                                                   8 - 9

              Computer Equipment Portfolio                                                                       10

Part II.      OTHER INFORMATION

              Items 1 - 6                                                                                        11

              Signature                                                                                          12


                          PART I. FINANCIAL INFORMATION

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-D
                      (A Massachusetts Limited Partnership)

                                 Balance Sheets

                                     Assets
                                                                                    (Unaudited)               (Audited)
                                                                                      3/31/97                 12/31/96
                                                                                 ----------------        ----------------

Investment property, at cost (note 3):
   Computer equipment                                                            $      5,998,909        $      5,844,357
     Less accumulated depreciation                                                      3,875,359               3,824,442
                                                                                 ----------------        ----------------
       Investment property, net                                                         2,123,550               2,019,915

Cash and cash equivalents                                                                 150,683                 265,199
Rents receivable, net (note 2)                                                             18,740                  69,908
Sales receivable, net (note 2)                                                                  -                       -
Accounts receivable - affiliates (note 4)                                                  52,974                  84,022
Other assets                                                                                1,950                  12,779
                                                                                 ----------------        ----------------

     Total assets                                                                $      2,347,897        $      2,451,823
                                                                                 ================        ================

                        Liabilities and Partners' Equity
Liabilities:
   Current portion of long-term debt (note 5)                                    $        527,701        $        550,139
   Accounts payable and accrued expenses - affiliates (note 4)                             55,856                  27,168
   Accounts payable and accrued expenses                                                   73,049                  93,581
   Unearned rental revenue                                                                 11,972                  15,125
   Long-term debt, less current portion (note 5)                                          180,675                 245,786
                                                                                 ----------------        ----------------

     Total liabilities                                                                    849,253                 931,799
                                                                                 ----------------        ----------------

Partners' equity:
   General Partner:
     Capital contribution                                                                   1,000                   1,000
     Cumulative net income                                                                585,710                 579,070
     Cumulative cash distributions                                                       (586,710)               (580,070)
                                                                                 ----------------        ----------------
                                                                                                -                       -
                                                                                 ----------------        ----------------
   Limited Partners (20,185 units):
     Capital contribution, net of offering costs                                        8,987,039               8,987,039
     Cumulative net income                                                              3,658,775               3,553,999
     Cumulative cash distributions                                                    (11,147,170)            (11,021,014)
                                                                                 ----------------        ----------------
                                                                                        1,498,644               1,520,024
                                                                                 ----------------        ----------------
     Total partners' equity                                                             1,498,644               1,520,024
                                                                                 ----------------        ----------------

     Total liabilities and partners' equity                                      $      2,347,897        $      2,451,823
                                                                                 ================        ================

                 See accompanying notes to financial statements.


                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-D
                      (A Massachusetts Limited Partnership)

                            Statements of Operations
                     Quarters Ended March 31, 1997 and 1996
                                   (Unaudited)

                                                                                          1997                    1996
                                                                                     --------------         ---------------

Revenue:
   Rental income                                                                     $      385,147         $       451,315
   Interest income                                                                            1,769                   2,438
   Net gain on sale of equipment                                                             32,144                 204,260
                                                                                     --------------         ---------------

       Total revenue                                                                        419,060                 658,013
                                                                                     --------------         ---------------

Costs and expenses:
   Depreciation                                                                             241,707                 302,118
   Reversal of provision for doubtful accounts                                              (25,539)                      -
   Interest                                                                                  15,976                  15,463
   Related party expenses (note 4):
     Management fees                                                                         31,498                  31,859
     General and administrative                                                              44,002                  32,706
                                                                                     --------------         ---------------

       Total costs and expenses                                                             307,644                 382,146
                                                                                     --------------         ---------------

Net income                                                                           $      111,416         $       275,867
                                                                                     ==============         ===============

Net income per Limited Partnership Unit                                              $         5.19         $         12.80
                                                                                     ==============         ===============

                 See accompanying notes to financial statements.


                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-D
                      (A Massachusetts Limited Partnership)

                            Statements of Cash Flows
                     Quarters Ended March 31, 1997 and 1996
                                   (Unaudited)

                                                                                                1997                1996
                                                                                                ----                ----

Cash flows from operating activities:
   Net income                                                                            $        111,416     $        275,867
                                                                                         ----------------     ----------------

   Adjustments  to  reconcile  net  income  to net cash
     provided  by  operating  activities:
       Depreciation                                                                               241,707              302,118
       Reversal of provision for doubtful accounts                                                (25,539)                   -
       Net gain on sale of equipment                                                              (32,144)            (204,260)
       Net decrease (increase) in current assets                                                  118,584              (38,319)
       Net increase in current liabilities                                                          5,003                9,431
                                                                                         ----------------     ----------------

         Total adjustments                                                                        307,611               68,970
                                                                                         ----------------     ----------------

         Net cash provided by operating activities                                                419,027              344,837
                                                                                         ----------------     ----------------

Cash flows from investing activities:
   Purchase of investment property                                                               (352,515)                   -
   Proceeds from sales of investment property                                                      39,317              225,847
                                                                                         ----------------     ----------------

         Net cash (used in) provided by investing activities                                     (313,198)             225,847
                                                                                         ----------------     ----------------

Cash flows from financing activities:
   Proceeds from borrowings on long-term debt                                                      61,475                    -
   Principal payments on long-term debt                                                          (149,024)            (125,649)
   Cash distributions to partners                                                                (132,796)            (212,474)
                                                                                         ----------------     ----------------

         Net cash used in financing activities                                                   (220,345)            (338,123)
                                                                                         ----------------     ----------------

Net (decrease) increase in cash and cash equivalents                                             (114,516)             232,561

Cash and cash equivalents at beginning of period                                                  265,199              245,755
                                                                                         ----------------     ----------------

Cash and cash equivalents at end of period                                               $        150,683     $        478,316
                                                                                         ================     ================

Supplemental cash flow information:
   Interest paid during the period                                                       $         15,976     $         15,463
                                                                                         ================     ================

                 See accompanying notes to financial statements.

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-D
                      (A Massachusetts Limited Partnership)

                          Notes to Financial Statements
                Quarters Ended March 31, 1997 and March 31, 1996
                                   (Unaudited)

(1)   Organization and Partnership Matters

The foregoing financial statements of Wellesley Lease Income Limited Partnership III-D (the "Partnership") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-Q and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Pursuant to such rules and regulations, certain note disclosures which are normally required under generally accepted accounting principles have been omitted. It is recommended that these financial statements be read in conjunction with the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996.

(2)   Summary of Significant Accounting Policies

Allowance for Doubtful Accounts

The financial statements include allowances for estimated losses on receivable balances. The allowances for doubtful accounts are based on past write off experience and an evaluation of potential uncollectible accounts within the current receivable balances. Receivable balances which are determined to be uncollectible are charged against the allowance and subsequent recoveries, if any, are credited to the allowance. At March 31, 1997 and December 31, 1996, the allowance for doubtful accounts included in rents receivable was $26,938 and $51,713, respectively, and $939 and $1,703 included in sales receivable, respectively.

(3)   Investment Property

At March 31, 1997, the Partnership owned computer equipment with a depreciated cost basis of $2,036,408, subject to existing leases and equipment with a depreciated cost basis of $87,142 in inventory, awaiting re-lease or sale. All purchases of computer equipment are subject to a 3% acquisition fee paid to the General Partner.

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-D
                      (A Massachusetts Limited Partnership)

                          Notes to Financial Statements
                Quarters Ended March 31, 1997 and March 31, 1996
                                   (Unaudited)

(4)   Related Party Transactions

Fees, commissions and other expenses paid or accrued by the Partnership to the General Partner or affiliates of the General Partner for the quarters ended March 31 are as follows:

                                                1997                  1996
                                                ----                  ----

Equipment acquisition fees                  $     10,267          $          -
Management fees                                   31,498                31,859
Reimbursable expenses paid                        43,896                37,661
                                            ------------          ------------

                                            $     85,661          $     69,520
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

(5)   Long-term Debt

Long-term debt at March 31, 1997 consists of two loans totaling $94,537 from Union Chelsea National Bank each with an interest rate of 9.00%, one loan for $23,543 from CIT Group/Equipment Financing, Incorporated with an interest rate of 14.17%, one installment note from Pullman Capital Corporation in the amount of $61,475 with an interest rate of 8.75%, and nine loans totaling $528,821 from Liberty Bank, one bearing interest at 7.75%, one bearing interest at 11.00%, two bearing interest at 7.90% and the five remaining loans bearing interest at 8.25%. All loans are non-recourse and are collateralized by equipment on the respective leases with a total net book value of $715,843 and assignment of the related leases.

Maturities on long-term debt are as follows:

                                     1997                   $      421,887
                                     1998                          255,139
                                     1999                           27,403
                                     2000                            3,947
                                                            --------------

                                                            $      708,376
                                                            ==============

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-D
                      (A Massachusetts Limited Partnership)

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                   (Unaudited)

Results of Operations

The following discussion relates to the Partnership's operations for the quarter ended March 31, 1997 in comparison to the quarter ended March 31, 1996.

The Partnership realized net income of $111,416 and $275,867 for the quarters ended March 31, 1997 and 1996, respectively. Rental income decreased $66,168 or 15% in 1997. The decrease is primarily due to lower rental rates obtained on equipment lease extensions and remarketings resulting after the initial lease term expires and due to a decrease in the overall size of the equipment portfolio. Interest income decreased as a result of lower average short-term investment balances held during the current quarter. The decrease in net gain on sale of equipment is the result of fewer equipment sales occurring during the current quarter versus the first quarter of 1996.

Total costs and expenses decreased $74,502 or 19% in 1997. The most significant factor impacting the decrease in costs and expenses is the current quarter reduction in depreciation expense. Depreciation expense decreased due to a portion of the equipment portfolio becoming fully depreciated. During the first quarter of 1997, the Partnership was able to reverse a provision for doubtful accounts due to successful collection efforts on delinquent rents receivable. Interest expense increased due to the continued paydown of long-term debt. Management fees decreased with the decline in rental income on operating leases. General and administrative expenses increased $11,296. A major factor contributing to this increase is that salaries and expenses of the partnership accounting and reporting personnel of the General Partner, which are reimbursable by the various partnerships under management, are being allocated over a diminishing number of partnerships.

The Partnership recorded net income per Limited Partnership Unit of $5.19 and $12.80 for the quarters ended March 31, 1997 and 1996, respectively. The allocation for the quarter ended March 31, 1997 includes a cost recovery allocation of profit and loss among the General and Limited Partners. This cost recovery allocation is required to maintain capital accounts consistent with the distribution provisions of the Partnership Agreement. In certain periods, the cost recovery of profit and loss may result in an allocation of net loss to the Limited Partners in instances when the Partnership's operations were profitable for the period.

Liquidity and Capital Resources

For the quarter ended March 31, 1997, rental revenue generated from operating leases and sales proceeds generated from equipment sales were the primary sources of funds for the Partnership. As equipment leases terminate, the General Partner determines if the equipment will be extended to the same lessee, remarketed to another lessee, or sold. This decision is made upon analyzing which option generates the most favorable result.

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-D
                      (A Massachusetts Limited Partnership)

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                   (Unaudited)

Rental income will continue to decrease due to two factors. First, lower rates are obtained on the remarketing of existing equipment upon the expiration of the original lease. Typically the remarketed rates are lower due to the decrease in useful life of the equipment. Second, the increasing change of technology in the computer industry usually decreases the demand for older equipment, thus increasing the possibility of obsolescence. Both of these factors together will cause remarketed rates to be lower than original rates and will cause certain leases to terminate upon expiration. This decrease however, should not affect the partnership's ability to meet its future cash requirements, including its long-term debt obligations. To the extent that future cash flows should be insufficient to meet the Partnership's operating expenses and liabilities, additional funds could be obtained through the sale of equipment, or a reduction in the rate of cash distributions. Future rental revenues amount to $2,606,000 and are to be received over the next four years.

The Partnership's investing activities for the quarter resulted in equipment purchases of $352,515 and equipment sales with a depreciated cost basis of $6,418, generating $39,317 in proceeds. Included in equipment sales is a $755 loss which was charged against the reserve, initially set up in a prior period to account for estimated losses on the ultimate disposition of equipment. The Partnership will purchase equipment in the future as the Partnership has extended its reinvestment period through June, 1997.

The Partnership's financing activities resulted in proceeds from borrowings on long-term debt of $61,475. The Partnership's activities also included a paydown on long-term debt during 1997 of $149,024. The Partnership will payoff its remaining long-term debt of $708,376 by 2000. Total long-term debt assumed by the Partnership from inception is $7,348,748, for a total leverage of 24%.

Cash distributions are currently at an annual level of 3% per Limited Partnership Unit, or $3.75 per Limited Partnership Unit on a quarterly basis. For the quarter ended March 31, 1997, the Partnership declared a cash distribution of $79,678, of which $3,984 was distributed to the General Partner and $75,694 was distributed to the Limited Partners. The distribution will be made on May 30, 1997. The Partnership expects to continue paying at or near this level in the future. The effects of inflation have not been significant to the Partnership and are not expected to have any material impact in future periods.

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-D
                      (A Massachusetts Limited Partnership)

                    Computer Equipment Portfolio (Unaudited)
                                 March 31, 1997

Lessee

American Hard Cider, Incorporated
Caterpillar, Incorporated
Cerulean Technology, Incorporated
Coulter Leasing Corporation
Direct Cable TV, Incorporated
Evare, Limited Liability Corporation
Faxnet, Incorporated
George Melhado and Company
H.J. Meyers & Company, Incorporated
Hughes Aircraft Corporation
Invetech Company
J. Walter Thompson, U.S.A., Incorporated
JumboSports Incorporated
Magnavox  Electronic  Systems  Company,  Incorporated
Merchants  Association of Florida,  Incorporated
Mercury Marine,  Division of Brunswick  Corporation
NYNEX National,  Incorporated
ON Technology  Corporation
Owens - Corning  Fiberglass Corporation
Simmons Market Research  Bureau,  Incorporated
The Internet Access Company, Incorporated

Equipment Description                                 Acquisition Price

Computer peripherals                                   $      2,339,574
Processors & upgrades                                         2,519,542
Other                                                         1,139,793
                                                       ----------------

                                                       $      5,998,909
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


Date:  May 12, 1997



By:    Arthur P. Beecher,
       President