Form 10-Q
period 1997-06-30
WELLESLEY LEASE INCOME LTD PARTNERSHIP III-D
filed 1997-08-13
CIK 760386

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             -----------------------

                                    FORM 10-Q
                   Quarterly Report Under Section 13 or 15(d)
              of the United States Securities Exchange Act of 1934

                             -----------------------


For Quarter Ended June 30, 1997                      Commission File No. 2-95011


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


                                      INDEX                                                                    Page No.

Part I.    FINANCIAL INFORMATION

              Financial Statements

                    Balance Sheets as of June 30, 1997 and December 31, 1996                                   3

                    Statements of Operations
                          Quarters Ended June 30, 1997 and 1996 and
                          Six Months Ended June 30, 1997 and 1996                                              4

                    Statements of Cash Flows
                          Six Months Ended June 30, 1997 and 1996                                              5

                    Notes to Financial Statements                                                              6 - 7

              Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                                                  8 - 10

              Computer Equipment Portfolio                                                                     11

Part II.      OTHER INFORMATION

              Items 1 - 6                                                                                      12

              Signature                                                                                        13



                          PART I. FINANCIAL INFORMATION

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-D
                      (A Massachusetts Limited Partnership)

                                 Balance Sheets

                                     Assets                                        (Unaudited)              (Audited)
                                                                                      6/30/97               12/31/96
                                                                                 ----------------        ----------------

Investment property, at cost (note 3):
   Computer equipment                                                            $      6,087,314        $      5,844,357
     Less accumulated depreciation                                                      3,901,642               3,824,442
                                                                                 ----------------        ----------------
       Investment property, net                                                         2,185,672               2,019,915

Cash and cash equivalents                                                                 257,252                 265,199
Rents receivable, net (note 2)                                                             51,481                  69,908
Sales receivable, net (note 2)                                                              9,954                       -
Accounts receivable - affiliates (note 4)                                                  16,582                  84,022
Other assets                                                                               24,440                  12,779
                                                                                 ----------------        ----------------

     Total assets                                                                $      2,545,381        $      2,451,823
                                                                                 ================        ================

                        Liabilities and Partners' Equity
Liabilities:
   Current portion of long-term debt (note 5)                                    $        647,782        $        550,139
   Accounts payable and accrued expenses - affiliates (note 4)                             29,264                  27,168
   Accounts payable and accrued expenses                                                   40,281                  93,581
   Unearned rental revenue                                                                 19,581                  15,125
   Long-term debt, less current portion (note 5)                                          297,798                 245,786
                                                                                 ----------------        ----------------

     Total liabilities                                                                  1,034,706                 931,799
                                                                                 ----------------        ----------------

Partners' equity:
   General Partner:
     Capital contribution                                                                   1,000                   1,000
     Cumulative net income                                                                589,694                 579,070
     Cumulative cash distributions                                                       (590,694)               (580,070)
                                                                                 ----------------        ----------------
                                                                                                -                       -
                                                                                 ----------------        ----------------
   Limited Partners (20,185 units):
     Capital contribution, net of offering costs                                        8,987,039               8,987,039
     Cumulative net income                                                              3,746,500               3,553,999
     Cumulative cash distributions                                                    (11,222,864)            (11,021,014)
                                                                                 ----------------        ----------------
                                                                                        1,510,675               1,520,024
                                                                                 ----------------        ----------------
     Total partners' equity                                                             1,510,675               1,520,024
                                                                                 ----------------        ----------------

     Total liabilities and partners' equity                                      $      2,545,381        $      2,451,823
                                                                                 ================        ================

                 See accompanying notes to financial statements.


                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-D
                      (A Massachusetts Limited Partnership)

                            Statements of Operations
                                   (Unaudited)

                                                    Quarters Ended                                  Six Months Ended
                                                        June 30,                                        June 30,
                                           ---------------------------------              -----------------------------------
                                                 1997              1996                          1997              1996
                                           ---------------------------------              -----------------------------------

Revenue:
   Rental income                           $       423,709     $     385,871              $       808,856     $       837,186
   Interest income                                   1,365             4,904                        3,134               7,342
   Net gain on sale
     of equipment                                    8,412            25,088                       40,556             229,348
                                           ---------------     -------------              ---------------     ---------------

       Total revenue                               433,486           415,863                      852,546           1,073,876
                                           ---------------     -------------              ---------------     ---------------

Costs and expenses:
   Depreciation                                    272,802           296,722                      514,509             598,840
   (Reversal of) provision for
     doubtful accounts                             (17,960)           11,244                      (43,499)             11,244
   Interest                                         15,218            12,358                       31,194              27,821
   Related party expenses (note 4):
     Management fees                                30,248            36,348                       61,746              68,207
     General and administrative                     41,469            37,931                       85,471              70,637
                                           ---------------     -------------              ---------------     ---------------

       Total costs and expenses                    341,777           394,603                      649,421             776,749
                                           ---------------     -------------              ---------------     ---------------

Net income                                 $        91,709     $      21,260              $       203,125     $       297,127
                                           ===============     =============              ===============     ===============

Net income per Limited
   Partnership Unit                        $          4.35     $        0.52              $          9.54     $         13.32
                                           ===============     =============              ===============     ===============

                 See accompanying notes to financial statements.


                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-D
                      (A Massachusetts Limited Partnership)

                            Statements of Cash Flows
                     Six Months Ended June 30, 1997 and 1996
                                   (Unaudited)

                                                                                          1997                     1996
                                                                                          ----                     ----

Cash flows from operating activities:
   Net income                                                                        $      203,125           $       297,127
                                                                                     --------------           ---------------

   Adjustments  to  reconcile  net  income  to net cash  provided by  operating  activities:
       Depreciation                                                                         514,509                   598,840
       (Reversal of) provision for doubtful accounts                                        (43,499)                   11,244
       Net gain on sale of equipment                                                        (40,556)                 (229,348)
       Net decrease (increase) in current assets                                            107,751                   (39,583)
       Net decrease in current liabilities                                                  (46,748)                   (6,212)
                                                                                     --------------           ---------------

         Total adjustments                                                                  491,457                   334,941
                                                                                     --------------           ---------------

         Net cash provided by operating activities                                          694,582                   632,068
                                                                                     --------------           ---------------

Cash flows from investing activities:
   Purchase of investment property                                                         (703,107)                        -
   Proceeds from sales of investment property                                                63,397                   318,861
                                                                                     --------------           ---------------

         Net cash (used in) provided by investing activities                               (639,710)                  318,861
                                                                                     --------------           ---------------

Cash flows from financing activities:
   Proceeds from borrowings on long-term debt                                               412,946                         -
   Principal payments on long-term debt                                                    (263,291)                 (229,151)
   Cash distributions to partners                                                          (212,474)                 (424,947)
                                                                                     --------------           ---------------

         Net cash used in financing activities                                              (62,819)                 (654,098)

Net (decrease) increase in cash and cash equivalents                                         (7,947)                  296,831

Cash and cash equivalents at beginning of period                                            265,199                   245,755
                                                                                     --------------           ---------------

Cash and cash equivalents at end of period                                           $      257,252           $       542,586
                                                                                     ==============           ===============

Supplemental cash flow information:
   Interest paid during the period                                                   $       31,194           $        27,821
                                                                                     ==============           ===============

                 See accompanying notes to financial statements.

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-D
                      (A Massachusetts Limited Partnership)

                          Notes to Financial Statements
                Six Months Ended June 30, 1997 and June 30, 1996
                                   (Unaudited)

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

(2)   Summary of Significant Accounting Policies

Allowance for Doubtful Accounts

The financial statements include allowances for estimated losses on receivable balances. The allowances for doubtful accounts are based on past write off experience and an evaluation of potential uncollectible accounts within the current receivable balances. Receivable balances which are determined to be uncollectible are charged against the allowance and subsequent recoveries, if any, are credited to the allowance. At June 30, 1997 and December 31, 1996, the allowance for doubtful accounts included in rents receivable was $2,707 and $51,713, respectively, and $7,210 and $1,703 included in sales receivable, respectively.

(3)   Investment Property

At June 30, 1997, the Partnership owned computer equipment with a depreciated cost basis of $2,131,954, subject to existing leases and equipment with a depreciated cost basis of $53,718 in inventory, awaiting re-lease or sale. All purchases of computer equipment are subject to a 3% acquisition fee paid to the General Partner.

(4)   Related Party Transactions

Fees, commissions and other expenses paid or accrued by the Partnership to the General Partner or affiliates of the General Partner for the six months ended June 30 are as follows:

                                                           1997                 1996
                                                           ----                 ----

Equipment acquisition fees                            $     20,479          $          -
Management fees                                             61,746                68,207
Reimbursable expenses paid                                  84,182                77,809
                                                      ------------          ------------

                                                      $    166,407          $    146,016
                                                      ============          ============

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-D
                      (A Massachusetts Limited Partnership)

                          Notes to Financial Statements
                Six Months Ended June 30, 1997 and June 30, 1996
                                   (Unaudited)

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

(5)   Long-term Debt

Long-term debt at June 30, 1997 consists of two loans totaling $71,055 from Union Chelsea National Bank each with an interest rate of 9.00%, one loan for $17,420 from CIT Group/Equipment Financing, Incorporated with an interest rate of 14.17%, one installment note from Pullman Capital Corporation in the amount of $56,756 with an interest rate of 8.75%, and eighteen loans totaling $800,349 from Liberty Bank, one bearing interest at 8.50%, one bearing interest at 11.00%, two bearing interest at 7.90%, five bearing interest at 8.25%, and nine remaining loans bearing interest at 10.50%. All loans are non-recourse and are collateralized by equipment on the respective leases with a total net book value of $925,720 and assignment of the related leases.

Maturities on long-term debt are as follows:

                                1997                   $      346,477
                                1998                          451,599
                                1999                          143,557
                                2000                            3,947
                                                       --------------

                                                       $      945,580
                                                       ==============

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-D
                      (A Massachusetts Limited Partnership)

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                   (Unaudited)

Results of Operations

The following discussion relates to the Partnership's operations for the quarter and six months ended June 30, 1997 in comparison to the same periods ended June 30, 1996.

The Partnership realized net income of $91,709 and $21,260 for the quarters ended June 30, 1997 and 1996, respectively. Rental income increased $37,838 or 10% in 1997. The increase in rental income between the two periods is due to new equipment acquisitions as a result of the extension of the reinvestment period and due to a $45,000 adjustment to rental income for the quarter ended June 30, 1996. Three sales of equipment previously on lease to AT&T, Chrysler Corporation and Troll Associates, having a sale date prior to April 1, 1996, were executed during the second quarter ended June 30, 1996. Interest income decreased as a result of lower cash balances held during the current quarter. The decrease in net gain on the sale of equipment in the current quarter is primarily due to a smaller number of equipment sales.

Total costs and expenses decreased $52,826 or 13% in 1997. The decrease in costs and expenses is mainly due to the $23,920 reduction in depreciation expense during the current quarter in comparison to the same period in 1996. The decline in depreciation expense is primarily due to a portion of the equipment portfolio becoming fully depreciated. Another element impacting the decline in costs and expenses is the $17,960 reversal of provision for doubtful accounts. The reversal is a result of the successful collection efforts of delinquent rents receivable. Interest expense increased $2,860 as a result of the continued paydown of long-term debt. Management fees decreased in correlation to an actual decline in rental income, taking into consideration the $45,000 adjustment to rental income in 1996. General and administrative expenses increased $3,538. A major factor contributing to this increase is that the reimbursable salaries and expenses of the partnership accounting and reporting personnel of the General Partner are being allocated over a diminishing number of partnerships under management.

The Partnership realized net income of $203,125 and $297,127 for the six months ended June 30, 1997 and 1996, respectively. The $28,330 or 3% decrease in rental income is attributed to lower rental rates obtained on equipment lease extensions and remarketings resulting after the initial lease term expires. Interest income decreased from 1996 as a result of lower cash balances held during the current six month period. The decrease in net gain on sale of equipment in 1997 is due to a smaller number of equipment sales carrying high net book values.

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-D
                      (A Massachusetts Limited Partnership)

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                   (Unaudited)

Total costs and expenses decreased $127,328 or 16% during the six month periods. The decrease in costs and expenses is mainly due to the $84,331 or 14% decline in depreciation expense. As discussed in the quarter analysis above, the reduction in depreciation expense is due to a portion of the initial equipment portfolio becoming fully depreciated. Another element impacting the decline in costs and expenses is the $43,499 reversal of provision for doubtful accounts. The reversal is a result of successful collection efforts of delinquent rents receivable in 1997. Interest expense increased $3,373 due to the continued paydown of long-term debt during the six month period ended June 30, 1997.
Management fees decreased between the six month periods in relation to the decline in rental income. General and administrative expenses increased $14,834 or 21% mainly due to an increase in the allocable salaries of the partnership accounting and reporting personnel of the General partner during the current year.

The Partnership recorded net income per Limited Partnership Unit of $4.35 and $0.52 for the quarters ended June 30, 1997 and 1996, respectively, and $9.54 and $13.32 for the six month periods ended June 30, 1997 and 1996, respectively. The allocation for the six months ended June 30, 1997 includes a cost recovery allocation of profit and loss among the General and Limited Partners. This cost recovery allocation is required to maintain capital accounts consistent with the distribution provisions of the Partnership Agreement. In certain periods, the cost recovery of profit and loss may result in an allocation of net loss to the Limited Partners in instances when the Partnership's operations were profitable for the period.

Liquidity and Capital Resources

For the quarter ended June 30, 1997, rental revenue generated from operating leases and sales proceeds generated from equipment sales were the primary sources of funds for the Partnership. As equipment leases terminate, the General Partner determines if the equipment will be extended to the same lessee, remarketed to another lessee, or sold. This decision is made upon analyzing which option generates the most favorable result.

Rental income will continue to decrease due to two factors. First, lower rates are obtained on the remarketing of existing equipment upon the expiration of the original lease. Typically the remarketed rates are lower due to the decrease in useful life of the equipment. Second, the increasing change of technology in the computer industry usually decreases the demand for older equipment, thus increasing the possibility of obsolescence. Both of these factors together will cause remarketed rates to be lower than original rates and will cause certain leases to terminate upon expiration. This decrease however, should not affect the partnership's ability to meet its future cash requirements, including its long-term debt obligations. To the extent that future cash flows should be insufficient to meet the Partnership's operating expenses and liabilities, additional funds could be obtained through the sale of equipment, or through a reduction in the rate of cash distributions. Future rental revenues amount to $2,617,517 and are to be received over the next four years.

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-D
                      (A Massachusetts Limited Partnership)

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                   (Unaudited)

The Partnership's investing activities for the quarter resulted in equipment purchases of $703,107 and equipment sales with a depreciated cost basis of $21,758, generating $63,397 in proceeds. Included in equipment sales is a $1,083 loss which was charged against the reserve, initially set up in a prior period to account for estimated losses on the ultimate disposition of equipment. The Partnership has capital expenditure commitments of approximately $100,000, which are expected to be consummated during the third quarter of 1997. The Partnership will not purchase equipment in the future, except as described above, as the Partnership reached the end of its extended reinvestment period in June, 1997.

The Partnership's financing activities resulted in proceeds from borrowings on long-term debt of $412,946. The Partnership's activities also included a paydown on long-term debt during 1997 of $263,291. The Partnership will payoff its remaining long-term debt of $945,580 by 2000. Total long-term debt assumed by the Partnership from inception is $7,700,219, for a total leverage of 25%.

Cash distributions are currently at an annual level of 6% per Limited Partnership Unit, or $7.50 per Limited Partnership Unit on a quarterly basis. For the quarter ended June 30, 1997, the Partnership declared a cash distribution of $159,356, of which $7,968 was distributed to the General Partner and $151,388 was distributed to the Limited Partners. The distribution will be made on August 29, 1997. The Partnership expects to continue paying at or near this level in the future. The effects of inflation have not been significant to the Partnership and are not expected to have any material impact in future periods.

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-D
                      (A Massachusetts Limited Partnership)

                    Computer Equipment Portfolio (Unaudited)
                                  June 30, 1997

Lessee

American Hard Cider, Incorporated
Baylor Health Network, Incorporated
Caterpillar, Incorporated
Cerulean Technology, Incorporated
Coulter Leasing Corporation
Direct Cable TV, Incorporated
Evare, Limited Liability Corporation
Faxnet, Incorporated
George Melhado and Company
H.J. Meyers & Company, Incorporated
Hughes Aircraft Corporation
Invetech Company
J. Walter Thompson, U.S.A., Incorporated
JumboSports Incorporated
Magnavox  Electronic  Systems  Company,  Incorporated
Merchants  Association of Florida,  Incorporated
Mercury Marine,  Division of Brunswick  Corporation
NYNEX National,  Incorporated
ON Technology  Corporation
Owens - Corning  Fiberglass Corporation
The Internet Access Company, Incorporated
USG Corporation

Equipment Description                                 Acquisition Price

Computer peripherals                                   $      2,374,052
Processors & upgrades                                         2,556,672
Other                                                         1,156,590
                                                       ----------------

                                                       $      6,087,314
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


Date:   August 13, 1997

By:     Arthur P. Beecher,
        President