Form 10-Q
period 1997-09-30
WELLESLEY LEASE INCOME LTD PARTNERSHIP III-D
filed 1997-11-10
CIK 760386

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             -----------------------

                                    FORM 10-Q
                   Quarterly Report Under Section 13 or 15(d)
              of the United States Securities Exchange Act of 1934

                             -----------------------


Quarter Ended September 30, 1997                     Commission File No. 2-95011


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

                           --------------------------


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

                                      INDEX                                                                        Page No.


Part I.       FINANCIAL INFORMATION


              Financial Statements

                    Balance Sheets as of September 30, 1997 and December 31, 1996                                  3

                    Statements of Operations
                          Quarters Ended September 30, 1997 and 1996 and
                          Nine Months Ended September 30, 1997 and 1996                                            4

                    Statements of Cash Flows
                          Nine Months Ended September 30, 1997 and 1996                                            5

                    Notes to Financial Statements                                                                  6 - 7

              Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                                                      8 - 10

              Computer Equipment Portfolio                                                                         11

Part II.      OTHER INFORMATION

              Items 1 - 6                                                                                          12

              Signature                                                                                            13


                          PART I. FINANCIAL INFORMATION

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-D
                      (A Massachusetts Limited Partnership)

                                 Balance Sheets

                                     Assets                                         (Unaudited)            (Audited)
                                                                                      9/30/97               12/31/96
                                                                                 ----------------        ----------------
Investment property, at cost (note 3):
   Computer equipment                                                            $      6,033,932        $      5,844,357
     Less accumulated depreciation                                                      3,961,094               3,824,442
                                                                                 ----------------        ----------------
       Investment property, net                                                         2,072,838               2,019,915

Cash and cash equivalents                                                                 344,441                 265,199
Rents receivable, net (note 2)                                                             31,961                  69,908
Sales receivable, net (note 2)                                                              5,200                       -
Accounts receivable - affiliates                                                            5,910                  84,022
Other assets                                                                               19,887                  12,779
                                                                                 ----------------        ----------------

     Total assets                                                                $      2,480,237        $      2,451,823
                                                                                 ================        ================

                        Liabilities and Partners' Equity
Liabilities:
   Current portion of long-term debt (note 5)                                    $        620,891        $        550,139
   Accounts payable and accrued expenses - affiliates (note 4)                             32,210                  27,168
   Accounts payable and accrued expenses                                                   51,405                  93,581
   Unearned rental revenue                                                                 32,070                  15,125
   Long-term debt, less current portion (note 5)                                          277,775                 245,786
                                                                                 ----------------        ----------------

     Total liabilities                                                                  1,014,351                 931,799
                                                                                 ----------------        ----------------

Partners' equity:
   General Partner:
     Capital contribution                                                                   1,000                   1,000
     Cumulative net income                                                                597,662                 579,070
     Cumulative cash distributions                                                       (598,662)               (580,070)
                                                                                 ----------------        ----------------
                                                                                                -                       -
                                                                                 ----------------        ----------------
   Limited Partners (20,185 units):
     Capital contribution, net of offering costs                                        8,987,039               8,987,039
     Cumulative net income                                                              3,853,099               3,553,999
     Cumulative cash distributions                                                    (11,374,252)            (11,021,014)
                                                                                 ----------------        ----------------
                                                                                        1,465,886               1,520,024
                                                                                 ----------------        ----------------
     Total partners' equity                                                             1,465,886               1,520,024
                                                                                 ----------------        ----------------

     Total liabilities and partners' equity                                      $      2,480,237        $      2,451,823
                                                                                 ================        ================

                 See accompanying notes to financial statements.


                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-D
                      (A Massachusetts Limited Partnership)

                            Statements of Operations
                                   (Unaudited)

                                                     Quarters Ended                         Nine Months Ended
                                                      September 30,                           September 30,
                                           ---------------------------------      ----------------------------------
                                                 1997              1996                1997                1996
                                           ---------------------------------      ----------------------------------

Revenue:
   Rental income                           $       472,496     $     321,786      $    1,281,352     $     1,158,972
   Interest income                                   3,145             4,679               6,279              12,021
   Net gain on sale
     of equipment                                    2,776             4,132              43,332             233,480
                                           ---------------     -------------      --------------     ---------------

       Total revenue                               478,417           330,597           1,330,963           1,404,473
                                           ---------------     -------------      --------------     ---------------

Costs and expenses:
   Depreciation                                    275,439           365,019             789,948             963,859
   Interest                                         20,441            10,314              51,635              38,135
   Related party expenses (note 4):
     Management fees                                35,054            28,323              96,800              96,530
     General and administrative                     40,295            42,825             125,766             113,462
   (Reversal of) provision for
     doubtful accounts                              (7,379)            3,367             (50,878)             14,611
                                           ---------------     -------------      --------------     ---------------

       Total costs and expenses                    363,850           449,848           1,013,271           1,226,597
                                           ---------------     -------------      --------------     ---------------

Net income (loss)                          $       114,567     $    (119,251)     $      317,692     $       177,876
                                           ===============     =============      ==============     ===============

Net income (loss) per Limited
   Partnership Unit                        $          5.28     $      (6.57)      $        14.82     $          6.76
                                           ===============     ============       ==============     ===============

                 See accompanying notes to financial statements.


                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-D
                      (A Massachusetts Limited Partnership)

                            Statements of Cash Flows
                  Nine Months Ended September 30, 1997 and 1996
                                   (Unaudited)

                                                                                           1997                     1996
                                                                                           ----                     ----

Cash flows from operating activities:
   Net income                                                                        $      317,692           $       177,876
                                                                                     --------------           ---------------

   Adjustments  to  reconcile  net  income  to net cash  provided by  operating  activities:
       Depreciation                                                                         789,948                   963,859
       (Reversal of) provision for doubtful accounts                                        (50,878)                   14,611
       Net gain on sale of equipment                                                        (43,332)                 (233,480)
       Net decrease in current assets                                                       154,629                    91,282
       Net (decrease) increase in current liabilities                                       (20,189)                   46,609
                                                                                     --------------           ---------------

         Total adjustments                                                                  830,178                   882,881
                                                                                     --------------           ---------------

         Net cash provided by operating activities                                        1,147,870                 1,060,757
                                                                                     --------------           ---------------

Cash flows from investing activities:
   Purchase of investment property                                                         (866,431)                 (451,363)
   Proceeds from sales of investment property                                                66,892                   373,478
                                                                                     --------------           ---------------

         Net cash used in investing activities                                             (799,539)                  (77,885)
                                                                                     --------------           ---------------

Cash flows from financing activities:
   Proceeds from borrowings on long-term debt                                               533,704                   109,263
   Principal payments on long-term debt                                                    (430,963)                 (320,616)
   Cash distributions to partners                                                          (371,830)                 (690,540)
                                                                                     --------------           ---------------

         Net cash used in financing activities                                             (269,089)                 (901,893)
                                                                                     --------------           ---------------

Net increase in cash and cash equivalents                                                    79,242                    80,979

Cash and cash equivalents at beginning of period                                            265,199                   245,755
                                                                                     --------------           ---------------

Cash and cash equivalents at end of period                                           $      344,441           $       326,734
                                                                                     ==============           ===============

Supplemental cash flow information:
   Interest paid during the period                                                   $       51,635           $        38,135
                                                                                     ==============           ===============

                 See accompanying notes to financial statements.

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-D
                      (A Massachusetts Limited Partnership)

                          Notes to Financial Statements
           Nine Months Ended September 30, 1997 and September 30, 1996
                                   (Unaudited)

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

(2)   Summary of Significant Accounting Policies

Allowance for Doubtful Accounts

The financial statements include allowances for estimated losses on receivable balances. The allowances for doubtful accounts are based on past write off experience and an evaluation of potential uncollectible accounts within the current receivable balances. Receivable balances which are determined to be uncollectible are charged against the allowance and subsequent recoveries, if any, are credited to the allowance. At September 30, 1997 and December 31, 1996, the allowance for doubtful accounts included in rents receivable was $5,097 and $51,713, respectively, and $0 and $1,703 included in sales receivable, respectively.

(3)   Investment Property

At September 30, 1997, the Partnership owned computer equipment with a depreciated cost basis of $2,031,494, subject to existing leases and equipment with a depreciated cost basis of $41,344 in inventory, awaiting re-lease or sale. All purchases of computer equipment are subject to a 3% acquisition fee paid to the General Partner.

(4)   Related Party Transactions

Fees, commissions and other expenses paid or accrued by the Partnership to the General Partner or affiliates of the General Partner for the nine months ended September 30 are as follows:

                                                 1997                  1996
                                                 ----                  ----

Equipment acquisition fees                  $     25,236          $     13,147
Management fees                                   96,800                96,530
Reimbursable expenses paid                       119,529               100,294
                                            ------------          ------------

                                            $    241,565          $    209,971
                                            ============          ============

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-D
                      (A Massachusetts Limited Partnership)

                          Notes to Financial Statements
           Nine Months Ended September 30, 1997 and September 30, 1996
                                   (Unaudited)

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

(5)   Long-term Debt

Long-term debt at September 30, 1997 consists of two loans totaling $47,041 from Union Chelsea National Bank, each bearing interest at 9.00%, one loan for $11,079 from CIT Group/Equipment Financing, Incorporated, with an interest rate of 14.17%, two installment notes from Pullman Capital Corporation in the amount of $168,781, with an interest rate of 8.75% and 10.50%, and eighteen loans totaling $671,765 from Liberty Bank, one bearing interest at 8.50%, one bearing interest at 11.00%, two bearing interest at 7.90%, five bearing interest at 8.25%, and the nine remaining loans bearing interest at 10.50%. All loans are non-recourse and are collateralized by equipment on the respective leases with a total net book value of $899,731 and assignment of the related leases.

Maturities on long-term debt are as follows:

                              1997                   $      195,471
                              1998                          505,898
                              1999                          193,350
                              2000                            3,947
                                                     --------------

                                                     $      898,666
                                                     ==============

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-D
                      (A Massachusetts Limited Partnership)

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                   (Unaudited)

Results of Operations

The following discussion relates to the Partnership's operations for the quarter and nine months ended September 30, 1997 in comparison to the same periods ended September 30, 1996.

The Partnership realized net income of $114,567 and a net loss of $119,251 for the quarters ended September 30, 1997 and 1996, respectively. Rental income increased $150,710 or 47% between the three month periods. The increase in rental income between the two periods is due to new leases resulting from equipment acquisitions as a result of the extension of the reinvestment period. Interest income decreased as a result of lower cash balances held during the current quarter. The decrease in net gain on the sale of equipment in the current quarter is primarily due to a smaller number of equipment sales.

Total costs and expenses decreased $85,998 or 19% between the three month periods. The decrease in cost and expenses is mainly due to the $89,580 reduction in depreciation expense during the current quarter in comparison to the same period in 1996. The decline in depreciation expense is primarily due to a portion of the equipment portfolio becoming fully depreciated. Interest expense increased $10,127 as a result of the continued paydown of long-term debt. Management fees increased in correlation to the increase in rental income. General and administrative expenses remained relatively flat between the three month periods. The $7,379 reversal of the provision for doubtful accounts in the current quarter is due to successful collection efforts on delinquent accounts.

The Partnership realized net income of $317,692 and $177,876 for the nine months ended September 30, 1997 and 1996, respectively. Rental income increased $122,380 or 11% in 1997. As discussed in the quarter analysis above, the increase in rental income is primarily due to new leases resulting from equipment acquisitions as a result of the extension of the reinvestment period. Interest income decreased from 1996 as a result of lower cash balances held during the nine month period. The significant decrease in net gain on sale of equipment in 1997 is due to a smaller number of equipment sales and sales of equipment carrying high net book values.

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-D
                      (A Massachusetts Limited Partnership)

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                   (Unaudited)

Total costs and expenses decreased $213,326 or 17% during the nine month periods. The decrease in costs and expenses is mainly due to the $173,911 or 18% decline in depreciation expense. As discussed in the quarter analysis above, the reduction in depreciation expense is due to a portion of the initial equipment portfolio becoming fully depreciated. Another element impacting the decline in costs and expenses is the $50,878 reversal of provision for doubtful accounts. The reversal is a result of successful collection efforts on delinquent accounts in 1997. Interest expense increased $13,500 due to the continued paydown of long-term debt during the nine month period ended September 30, 1997. Management fees increased between the nine month periods in relation to the increase in rental income. General and administrative expenses increased $12,304 or 11% mainly due to an increase in the allocable salaries of the partnership accounting and reporting personnel of the General Partner during the current year.

The Partnership recorded net income and net loss per Limited Partnership Unit of $5.28 and $6.57 for the quarters ended September 30, 1997 and 1996, respectively, and net income of $14.82 and $6.76 for the nine month periods ended September 30, 1997 and 1996, respectively. The allocation for the nine months ended September 30, 1997 includes a cost recovery allocation of profit and loss among the General and Limited Partners. This cost recovery allocation is required to maintain capital accounts consistent with the distribution provisions of the Partnership Agreement. In certain periods, the cost recovery of profit and loss may result in an allocation of net loss to the Limited Partners in instances when the Partnership's operations were profitable for the period.

Liquidity and Capital Resources

For the quarter ended September 30, 1997, rental revenue generated from operating leases and sales proceeds generated from equipment sales were the primary sources of funds for the Partnership. As equipment leases terminate, the General Partner determines if the equipment will be extended to the same lessee, remarketed to another lessee, or sold. This decision is made upon analyzing which option generates the most favorable result.

Operating activities have resulted in a 11% increase in rental revenue due to equipment lease acquisitions in 1997 as a result of the extension of the reinvestment period. It is expected that rental income will decline in the future due to two factors. First, lower rates are obtained on the remarketing of existing equipment upon expiration of the original leases. Typically the remarketed rates are lower due to the decrease in useful life of the equipment. Second, the increasing change of technology in the computer industry usually decreases the demand for older equipment, thus increasing the possibility of obsolescence. Both of these factors together will cause remarketed rates to be lower than original rates and will cause certain leases to terminate upon expiration. This decrease however, should not affect the Partnership's ability to meet its future cash requirements, including its long-term debt obligations. To the extent that future cash flows should be insufficient to meet the Partnership's operating expenses and liabilities, additional funds could be obtained through the sale of equipment, or through a reduction in the rate of cash distributions. Future rental revenues amount to $2,527,227 and are to be received over the next four years.

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-D
                      (A Massachusetts Limited Partnership)

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                   (Unaudited)

The Partnership's investing activities for the nine month periods resulted in equipment purchases of $866,431 and equipment sales with a depreciated cost basis of $21,862, generating $66,892 in proceeds. Included in equipment sales is a $1,698 loss which was charged against the reserve, initially set up in a prior period to account for estimated losses on the ultimate disposition of equipment. The Partnership will not purchase equipment in the future as the Partnership reached the end of its extended reinvestment period in June, 1997.

The Partnership's financing activities resulted in proceeds from borrowings on long-term debt of $533,704. The Partnership's activities also included a paydown on long-term debt during 1997 of $430,963. The Partnership will payoff its remaining long-term debt of $898,666 by 2000. Total long-term debt assumed by the Partnership from inception is $7,820,977, for a total leverage of 25%.

Cash distributions are currently at an annual level of 6% per Limited Partnership Unit or $7.50 per Limited Partnership Unit on a quarterly basis. For the quarter ended September 30, 1997, the Partnership declared a cash distribution of $159,356, of which $7,968 was allocated to the General Partner and $151,388 was allocated to the Limited Partners. The distribution will be made on November 26, 1997. The Partnership expects to continue paying at or near this level in the future. The effects of inflation have not been significant to the Partnership and are not expected to have any material impact in future periods.

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-D
                      (A Massachusetts Limited Partnership)

                    Computer Equipment Portfolio (Unaudited)
                               September 30, 1997

Lessee

American Hard Cider, Incorporated
Baylor Heath Network, Incorporated
Caterpillar, Incorporated
Cerulean Technology, Incorporated
Coulter Leasing Corporation
Direct Cable TV, Incorporated
Evare, Limited Liability Corporation
Faxnet, Incorporated
George Melhado and Company
Halliburton Company
H.J. Meyers & Company, Incorporated
Hughes Aircraft Corporation
J. Walter Thompson, U.S.A., Incorporated
JumboSports, Incorporated
Magnavox  Electronic  Systems  Company,  Incorporated
Merchants  Association of Florida,  Incorporated
Mercury Marine,  Division of Brunswick  Corporation
NYNEX National,  Incorporated
ON Technology  Corporation
Owens  Corning  Fiberglass, Incorporated
Packard  Hughes  Interconnect,  Incorporated
The Internet  Access Company,  Incorporated
USG  Corporation
VenturCom,  Incorporated
VIP Calling, Incorporated

Equipment Description                                 Acquisition Price

Computer peripherals                                   $      2,353,234
Processors & upgrades                                         2,534,251
Other                                                         1,146,447
                                                       ----------------

                                                       $      6,033,932
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


Date:   November 7, 1997

By:     Arthur P. Beecher,
        President