Form 10-K
period 1997-12-31
WELLESLEY LEASE INCOME LTD PARTNERSHIP III-D
filed 1998-03-31
CIK 760386

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934



                   For the fiscal year ended December 31, 1997
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

                         -------------------------------

Securities registered pursuant to Section 12(b) of the Act                  None

                          ----------------------------

Securities registered pursuant to
 Section 12(g) of the Act                 Units of Limited Partnership Interests

                          ----------------------------


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

State the aggregate market value of the voting stock held by non-affiliates of the registrant as of March 31, 1998: Not applicable, since securities are non-voting.

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

                                     Part I
Item 1.  Business.

Wellesley Lease Income Limited Partnership III-D (the "Partnership") is a limited partnership organized under the provisions of the Massachusetts Uniform Limited Partnership Act on December 18, 1984. As of December 31, 1997, the Partnership consisted of a General Partner and 1,967 Limited Partners owning 20,185 Units of Limited Partnership Interests of $500 each (the "Units"), except that employees of the Corporate General Partners of the General Partner and employees and securities representatives of its affiliates purchased 334 Units for a net price of $460 per Unit, and the Partnership incurred no obligation to pay any sales commissions with respect to such sales. The Units were sold commencing March 19, 1985, pursuant to a Registration Statement on Form S-1 under the Securities Act of 1933. As set forth more fully at Item 10. Directors and Executive Officers of the Partnership. of this report, the General Partner is Wellesley Leasing Partnership, and the General Partner has three Corporate General Partners (the "Corporate General Partners"): TLP Leasing Programs, Inc. ("TLP") and TLP Management Services Corporation ("TLPMS"), formerly CIS Management Services Corporation ("CISMS"), both Massachusetts corporations and Waddell & Reed Financial Services, Inc. ("Waddell & Reed", formerly TUP Services, Inc., "TUPS"), a Missouri corporation.

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

The closing date of the Partnership was April 25, 1986, and aggregate equipment purchased through December 31, 1997, is $31,576,015. At the end of 1997, there are 63 leases in place with 26 lessees. The acquisition of these leases and equipment is described more fully in Item 2. Properties. of this report and notes 3 and 4 to the financial statements included in Item 8.
Financial Statements and Supplementary Data.

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

Of the leases in place at December 31, 1997, the Partnership owned various computer equipment with an original cost basis of $6,164,470. Listed below is a breakdown of the various types of computer equipment owned:

         Computer peripherals                         $     2,404,144
         Processors & upgrades                              2,589,077
         Other                                              1,171,249
                                                      ---------------

                                                      $     6,164,470
                                                      ===============

Of the leases in place at December 31, 1997, the average lease term is 34 months and the average monthly lease rate as a percentage of original equipment cost is 3.30%.

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

7. Defaults by Lessees. Default by a lessee may cause equipment to be returned to the Partnership at a time when the General Partner may be unable to promptly arrange for its re-leasing (at the rental rate previously received or otherwise) or sale (with or without a loss), thus resulting in the loss of anticipated revenues and the inability to recover the Partnership's investment and repay related debt. Any related debt may be secured by the returned equipment and, in some cases, by the Partnership's other equipment. If the debt is not paid in a timely manner, the lender may foreclose and assume ownership of all equipment securing the debt, resulting in economic loss and adverse tax consequences to the Partnership's partners. Five lessees, American Hard Cider, Incorporated, Coulter Leasing Corporation, Jumbo Sports, Incorporated, ON Technology Corporation and The Internet Access Company, Incorporated, lease equipment in excess of 10% of total rental income for the year ended December 31, 1997. The related rental payments comprise 10.21%, 12.18%, 13.55%, 15.19% and 14.55%, respectively, of the total rental income for the year ended December 31, 1997. American Hard Cider, Incorporated, Coulter Leasing Corporation, Jumbo Sports, Incorporated, ON Technology Corporation and The Internet Access Company, Incorporated lease equipment comprising 7.80%, 10.10%, 8.78%, 12.62% and 9.90%, respectively, of the total equipment portfolio at December 31, 1997.

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

Item 2.  Properties.

At December 31, 1997, the Partnership owned computer equipment with a depreciated cost basis of $2,021,585, subject to 63 existing leases with 26 different lessees, and equipment held in inventory, awaiting re-lease or sale, with depreciated cost basis of $23,341. All purchases of computer equipment are subject to a 3% acquisition fee paid to the General Partner.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5. Market for the Partnership's Securities and Related Security Holder Matters.

(a)  Market Information

The Partnership's outstanding securities consist of Limited Partnership Interests in Units of $500 each. As of December 31, 1997, 20,185 Units had been sold to the public at a price of $500 per Unit (except for 334 Units which were sold for a net price of $460 per Unit to employees of the Corporate General Partners of the General Partner and employees and securities representatives of its affiliates).

There is no public market for the Units, and it is not anticipated that such a public market will develop.

(b)  Approximate Number of Security Holders

                                      Number of Unit                            Number of Units
                                     holders on Record                              as of
 Title of Class                        as of 12/31/97                              12/31/97



    Units of
    Limited
    Partnership
    Interests                                1,967                                  20,185


(c)  Dividend History and Restrictions

During the fiscal period ended December 31, 1986 the Partnership completed its offering of 20,185 Units. Pursuant to Section 8 of the Limited Partnership Agreement, the Partnership's "Distributable Cash From Operations" for each year will be determined and then distributed to the Partners. Upon reaching the end of its reinvestment period (the ninth anniversary of the Partnership's closing date), the Partnership will also distribute to the Partners "Distributable Cash From Sales or Refinancings", if any. The Partnership distributed $504,626, $857,863 and $908,326 to the Limited Partners and $26,560, $45,152 and $47,808
to the General Partners in 1997, 1996 and 1995, respectively. The cumulative cash distributions to the Limited Partners through December 31, 1997 are $11,525,640 as compared with the Limited Partners' net contributed capital of $8,987,039.

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

Each distribution of Distributable Cash From Operations and any Distributable Cash From Sales or Refinancings from gains of the Partnership shall be allocated 95% to the Limited Partners and 5% to the General Partner. Any losses from sales or refinancings of equipment shall be allocated 99% to the Limited Partners and 1% to the General Partner until "Payout" has occurred. "Payout" means the time when the aggregate amount of all distributions to the Limited Partners of Distributable Cash From Operations and of Distributable Cash From Sales or
Refinancings equals the aggregate amount of the Limited Partners' original invested capital plus a cumulative 10% annual return (compounded daily) on their aggregate unreturned invested capital (calculated from the beginning of the first full fiscal quarter following the Partnership's closing date). Including the distribution for the fourth quarter of 1997 made February 27, 1998,
cumulative   distributions  to  date  are  $578.50  per  Unit.  This  cumulative distribution per Unit amount represents 13.70% of "Payout". After Payout has occurred, any Distributable Cash From Sales or Refinancings will be distributed 15% (plus an additional 1% for each 1% by which the total of all Limited Partners' original Capital Contributions actually paid or allocated to the Partnership's investment in equipment exceeds the greater of (i) 80% of the gross proceeds of the Partnership's offering of Units, reduced by 0.0625% for each 1% of leverage encumbering Partnership equipment, or (ii) 75% of the gross proceeds of such offering) to the General Partner, and the remainder to the Limited Partners. It is not anticipated that Payout will occur as of the liquidation of this Partnership.

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



                                                                  For the Years Ended December 31,
                                                  1997             1996              1995              1994              1993
                                          --------------------------------------------------------------------------------------


Operating Data
   Rental Income                          $      1,773,096  $     1,557,912   $      2,483,009  $    2,315,814  $      2,438,414
   Interest Income                                  11,152           18,063             16,961          30,787            18,320
   Net Income                                      401,383          160,016            471,147         759,459         1,100,540
   Net Income Per Limited
     Partnership Unit                                18.57             5.35             21.01            35.30             51.90

Balance Sheet Data

   Cash and Cash Equivalents              $        253,590  $       265,199   $        245,755  $      592,377  $        621,024
   Computer Equipment at Cost                    6,164,470        5,844,357          7,636,323       7,469,559         9,161,088
   Total Assets                                  2,382,132        2,451,823          3,116,203       3,284,409         3,444,411
   Long-term Debt                                  858,642          795,925            732,726         366,745           199,949
   Distributions to Partners                       531,186          903,015            956,134       1,062,371         1,062,370
   Distributions Per Limited
     Partnership Unit                                25.00            42.50              45.00           50.00             50.00
   Partners' Equity                              1,390,221        1,520,024          2,263,023       2,748,010         3,050,922


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

Results of Operations

The Partnership realized net income of $401,383, $160,016 and $471,147 for the years ended December 31, 1997, 1996 and 1995, respectively. Rental income increased $215,184 or 14% and decreased $925,097 or 37% in 1997 and 1996, respectively. The current year increase in rental income is primarily due to new leases resulting from equipment acquisitions in the amount of $1,168,532 as a result of the extension of the reinvestment period. The 1996 decrease is primarily due to lower rental rates obtained on equipment lease extensions and remarketings resulting after the initial lease term expires. Interest income decreased in the current year as a result of lower average short-term investment balances held during 1997, versus the prior year in which interest income increased due to the higher average short-term balances held. The net gain on sale of equipment in the current year is less than 1996 as a result of fewer equipment sales in 1997 than in 1996.

Total costs and expenses decreased 13% and 11% in 1997 and 1996, respectively, compared to prior periods. The decrease in costs and expenses is primarily a result of lower depreciation expense. The current year decrease in depreciation expense is attributable to a portion of the equipment becoming fully depreciated. Included in depreciation expense in 1996 and 1995, respectively, is a provision for $100,000 and $110,000 to properly reflect the equipment portfolio's net realizable value. Interest expense increased $21,755 between 1997 and 1996 due to new debt leveraged during the current year and the continued paydown of long-term debt. Management fees increased in the current year as a result of the increase in rental income. General and administrative expenses increased $13,316 or 8% mainly due to an increase in the allocable salaries of the partnership accounting and reporting personnel of the General Partner during the current year. The reversal of provision for doubtful accounts in the current year is due to successful collection efforts on delinquent accounts, versus the prior year in which the provision for doubtful accounts of $24,968 is due to an increase in potential uncollectible rents receivable.

The Partnership recorded net income per Limited Partnership Unit of $18.57, $5.35 and $21.01 for the years ended December 31, 1997, 1996 and 1995, respectively. The allocation for the years ended December 31, 1997 and 1995 includes a cost recovery allocation of profit and loss among the General and Limited Partners. This cost recovery allocation is required to maintain capital accounts consistent with the distribution provisions of the Partnership Agreement. In certain periods, the cost recovery of profit and loss may result in an allocation of net loss to the Limited Partners in instances when the Partnership's operations were profitable for the period.

Liquidity and Capital Resources

For the year ended December 31, 1997, rental revenue generated from operating leases and sales proceeds generated from equipment sales were the primary sources of funds for the Partnership. As equipment leases terminate, the General Partner determines if the equipment will be extended to the same lessee, remarketed to another lessee, or sold. This decision is made upon analyzing which option generates the most favorable result.

Operating activities have resulted in a 14% increase in rental revenue due to equipment lease acquisitions in 1997 as a result of the extension of the reinvestment period. It is expected that rental income will decline in the future due to two factors. First, lower rates are obtained on the remarketing of existing equipment upon expiration of the original leases. Typically the remarketed rates are lower due to the decrease in useful life of the equipment. Secondly, the increasing change of technology in the computer industry usually decreases the demand for older equipment, thus increasing the possibility of obsolescence. Both of these factors together will cause remarketed rates to be lower than original rates and will cause certain leases to terminate upon expiration. This decrease however, should not affect the partnership's ability to meet its future cash requirements, including long-term debt obligations. To the extent that future cash flows should be insufficient to meet the Partnership's operating expenses and liabilities, additional funds could be obtained through the sale of equipment, or a reduction in the rate of cash distributions. Future rental revenues amount to $2,447,866 and are to be received over the next three years (see note 4 to the financial statements).

The Partnership's investing activities for the year resulted in equipment purchases of $1,168,532 and equipment sales with a net depreciated cost basis of $34,884, generating $90,339 in proceeds. Included in net depreciated cost basis is a $2,396 loss which was charged against the reserve, initially set up in a prior period to account for estimated losses on the ultimate disposition of equipment. The Partnership will not purchase equipment in the future as the Partnership reached the end of its extended reinvestment period in June, 1997.

The Partnership's financing activities resulted in proceeds from borrowings on long-term debt of $708,661. The Partnership activities also included a paydown on long-term debt during 1997 of $645,944. The Partnership will payoff its remaining long-term debt of $858,642 by 2000. Total long-term debt assumed by the Partnership from inception is $7,995,934, for a total leverage of 25%.

Cash distributions paid in the first quarter of 1998 are currently at an annual level of 6% per Limited Partnership Unit, or $7.50 per Limited Partnership Unit. During 1997, the Partnership distributed a total of $25.00 per Limited Partnership Unit, of which $18.57 per Unit represents income and $6.43 per Unit represents a return of capital. For the quarter ended December 31, 1997, the Partnership declared a cash distribution of $159,356, of which $7,968 was allocated to the General Partner and $151,388 was allocated to the Limited Partners. The distribution subsequently occurred on February 27, 1998. The Partnership expects to continue paying at or near this level in the future. The effects of inflation have not been significant to the Partnership and are not expected to have any material impact in future periods.

Item 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA




                          Independent Auditors' Report




The Partners of Wellesley Lease Income Limited Partnership III-D:

We have audited the accompanying balance sheets of Wellesley Lease Income Limited Partnership III-D (a Massachusetts Limited Partnership) as of December 31, 1997 and 1996, and the related statements of operations, partners' equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 1997. In connection with our audits of the financial statements, we have also audited the accompanying financial statement schedule II for each of the years in the three-year period ended December 31, 1997. These financial statements and this financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and this financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wellesley Lease Income Limited Partnership III-D as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.






                                                           KPMG Peat Marwick LLP



Boston, Massachusetts
March 20, 1998


                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-D
                      (A Massachusetts Limited Partnership)

                                 Balance Sheets
                           December 31, 1997 and 1996

                                     Assets
                                                                                       1997                     1996
                                                                                 ----------------        ----------------

Investment property, at cost (notes 3, 4, and 6):
   Computer equipment                                                            $      6,164,470        $      5,844,357
     Less accumulated depreciation                                                      4,119,544               3,824,442
                                                                                 ----------------        ----------------
       Investment property, net                                                         2,044,926               2,019,915

Cash and cash equivalents                                                                 253,590                 265,199
Rents receivable, net (notes 2 and 4)                                                      46,355                  69,908
Sales receivable, net (note 2)                                                              2,200                       -
Accounts receivable - affiliates (note 5)                                                  17,768                  84,022
Other assets                                                                               17,293                  12,779
                                                                                 ----------------        ----------------

     Total assets                                                                $      2,382,132        $      2,451,823
                                                                                 ================        ================

                        Liabilities and Partners' Equity
Liabilities:
   Current portion of long-term debt (note 6)                                    $        628,925        $        550,139
   Accounts payable and accrued expenses - affiliates (note 5)                             31,639                  27,168
   Accounts payable and accrued expenses                                                   61,989                  93,581
   Unearned rental revenue                                                                 39,641                  15,125
   Long-term debt, less current portion (note 6)                                          229,717                 245,786
                                                                                 ----------------        ----------------

     Total liabilities                                                                    991,911                 931,799
                                                                                 ----------------        ----------------

Partners' equity:
   General Partner:
     Capital contribution                                                                   1,000                   1,000
     Cumulative net income                                                                605,630                 579,070
     Cumulative cash distributions                                                       (606,630)               (580,070)
                                                                                 ----------------        ----------------
                                                                                                -                       -
                                                                                 ----------------        ----------------
   Limited Partners (20,185 units):
     Capital contribution, net of offering costs                                        8,987,039               8,987,039
     Cumulative net income                                                              3,928,822               3,553,999
     Cumulative cash distributions                                                    (11,525,640)            (11,021,014)
                                                                                 ----------------        ----------------
                                                                                        1,390,221               1,520,024
                                                                                 ----------------        ----------------
     Total partners' equity                                                             1,390,221               1,520,024
                                                                                 ----------------        ----------------

     Total liabilities and partners' equity                                      $      2,382,132        $      2,451,823
                                                                                 ================        ================

                 See accompanying notes to financial statements.


                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-D
                      (A Massachusetts Limited Partnership)

                            Statements of Operations
                  Years Ended December 31, 1997, 1996 and 1995


                                                                 1997                     1996                    1995
                                                            ---------------          --------------         ---------------

Revenue:
   Rental income                                            $     1,773,096          $    1,557,912         $     2,483,009
   Interest income                                                   11,152                  18,063                  16,961
   Net gain (loss) on sale of equipment                              50,663                 238,012                (161,510)
                                                            ---------------          --------------         ---------------

       Total revenue                                              1,834,911               1,813,987               2,338,460
                                                            ---------------          --------------         ---------------

Costs and expenses:
   Depreciation                                                   1,103,845               1,293,741               1,556,918
   Interest                                                          74,095                  52,340                  47,667
   Related party expenses (note 5):
     Management fees                                                131,657                 126,138                 166,811
     General and administrative                                     170,100                 156,784                 126,987
   (Reversal of) provision for
     doubtful accounts                                              (46,169)                 24,968                 (31,070)
                                                            ---------------          --------------         ---------------

       Total costs and expenses                                   1,433,528               1,653,971               1,867,313
                                                            ---------------          --------------         ---------------

Net income                                                  $       401,383          $      160,016         $       471,147
                                                            ===============          ==============         ===============

Net income per Limited
   Partnership Unit                                         $         18.57          $         5.35         $         21.01
                                                            ===============          ==============         ===============

                 See accompanying notes to financial statements.


                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-D
                      (A Massachusetts Limited Partnership)

                    Statements of Partners' Equity (Deficit)
                  Years Ended December 31, 1997, 1996 and 1995


                                                             General              Limited
                                                             Partner              Partners                 Total



Equity (deficit) at
    December 31, 1994                                      $      (6,192)       $     2,754,202     $      2,748,010

Net income                                                        47,055                424,092              471,147

Cash distributions                                               (47,808)              (908,326)            (956,134)
                                                           -------------        ---------------     ----------------

Equity (deficit) at
    December 31, 1995                                             (6,945)             2,269,968            2,263,023

Net income                                                        52,097                107,919              160,016

Cash distributions                                               (45,152)              (857,863)            (903,015)
                                                           -------------        ---------------     ----------------

Equity at
    December 31, 1996                                                  -              1,520,024            1,520,024

Net income                                                        26,560                374,823              401,383

Cash distributions                                               (26,560)              (504,626)            (531,186)
                                                           -------------        ---------------     ----------------

Equity at
    December 31, 1997                                      $           -        $     1,390,221     $      1,390,221
                                                           =============        ===============     ================

                 See accompanying notes to financial statements.


                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-D
                      (A Massachusetts Limited Partnership)

                            Statements of Cash Flows
                  Years Ended December 31, 1997, 1996 and 1995

                                                                            1997               1996                  1995
                                                                            ----               ----                  ----

Cash flows from operating activities:
   Net income                                                        $       401,383     $        160,016     $        471,147
                                                                     ---------------     ----------------     ----------------

   Adjustments  to  reconcile  net  income  to net cash  provided by  operating activities:
       Depreciation                                                        1,103,845            1,293,741            1,556,918
       (Reversal of) provision for doubtful accounts                         (46,169)              24,968              (31,070)
       Net (gain) loss on sale of equipment                                  (50,663)            (238,012)             161,510
       Net decrease (increase) in current assets                             129,262               65,415             (150,279)
       Net (decrease) increase in current liabilities                         (2,605)              15,420              (49,200)
                                                                     ---------------     ----------------     ----------------

         Total adjustments                                                 1,133,670            1,161,532            1,487,879
                                                                     ---------------     ----------------     ----------------

         Net cash provided by operating activities                         1,535,053            1,321,548            1,959,026
                                                                     ---------------     ----------------     ----------------

Cash flows from investing activities:
   Purchase of investment property                                        (1,168,532)            (968,266)          (1,923,713)
   Proceeds from sales of investment property                                 90,339              505,978              208,218
                                                                     ---------------     ----------------     ----------------

         Net cash used in investing activities                            (1,078,193)            (462,288)          (1,715,495)
                                                                     ---------------     ----------------     ----------------

Cash flows from financing activities:
   Proceeds from borrowings on notes payable - affiliate                           -                    -              339,047
   Principal payments on notes payable - affiliate                                 -                    -             (339,047)
   Proceeds from borrowings on long-term debt                                708,661              488,322              913,792
   Principal payments on long-term debt                                     (645,944)            (425,123)            (547,811)
   Cash distributions to partners                                           (531,186)            (903,015)            (956,134)
                                                                     ---------------     ----------------     ----------------

         Net cash used in financing activities                              (468,469)            (839,816)            (590,153)
                                                                     ---------------     ----------------     ----------------

Net (decrease) increase in cash and cash equivalents                         (11,609)              19,444             (346,622)

Cash and cash equivalents at beginning of year                               265,199              245,755              592,377
                                                                     ---------------     ----------------     ----------------

Cash and cash equivalents at end of year                             $       253,590     $        265,199     $        245,755
                                                                     ===============     ================     ================

Supplemental cash flow information:
   Interest paid during the year                                     $        74,095     $         52,340     $         46,503
                                                                     ===============     ================     ================

                 See accompanying notes to financial statements.

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-D
                      (A Massachusetts Limited Partnership)

                          Notes to Financial Statements
                        December 31, 1997, 1996 and 1995

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

Pursuant to the terms of the Amended Agreement of Limited Partnership, Distributable Cash From Operations and Profits for federal income tax and financial reporting purposes from normal operations and any Distributable Cash From Sales or Refinancings from gains of the Partnership shall be allocated 95% to the Limited Partners and 5% to the General Partner. Further, gains on sales of equipment occurring after the reinvestment period end shall be allocated first to eliminate negative capital accounts, if any, and second 95% to the Limited Partners and 5% to the General Partner until "Payout". "Payout" means the time when the aggregate amount of all distributions to the Limited Partners of Distributable Cash From Operations and of Distributable Cash From Sales or Refinancings equals the aggregate amount of the Limited Partners' original invested capital plus a cumulative 10% annual return (compounded daily) on their aggregate unreturned invested capital (calculated from the beginning of the first full fiscal quarter following the Partnership's closing date). Losses for federal income tax and financial reporting purposes from normal operations and any Distributable Cash From Sales or Refinancings from losses of the Partnership shall be allocated 99% to the Limited Partners and 1% to the General Partner until Payout has occurred, and 85% to the Limited Partners and 15% to the General Partner thereafter. In addition, special cost recovery allocations may be required to reflect the differing initial capital contributions of the General Partner and the Limited Partners. The Partnership's books and records are in accordance with the terms of the Amended Agreement of Limited Partnership. Including the fourth quarter of 1997 distribution made February 27, 1998, cumulative distributions to date are $578.50 per Unit. This cumulative distribution per Unit amount represents 13.70% of Payout. It is not anticipated that Payout will occur as of the liquidation of this Partnership.

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

Allowance for Doubtful Accounts

The financial statements include allowances for estimated losses on receivable balances. The allowances for doubtful accounts are based on past write off experience and an evaluation of potential uncollectible accounts within the current receivable balances. Receivable balances which are determined to be uncollectible are charged against the allowance and subsequent recoveries, if any, are credited to the allowance. At December 31, 1997 and 1996, the allowance for doubtful accounts included in rents receivable was $9,806 and $51,713, respectively, and $0 and $1,703 included in sales receivable, respectively.

Income Taxes

No provision for federal income taxes has been made as the liability for such taxes is that of the Partners rather than the Partnership. Taxable income, as reported on Schedule K-1, Form 1065 "Partner's Share of Income, Credits, Deductions, etc.", was $406,922, $162,413 and $410,616 in 1997, 1996 and 1995,
respectively (see note 7).

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-D
                      (A Massachusetts Limited Partnership)

                          Notes to Financial Statements

(3)   Investment Property

At December 31, 1997, the Partnership owned computer equipment with a depreciated cost basis of $2,021,585, subject to existing leases and equipment with a depreciated cost basis of $23,341 in inventory, awaiting re-lease or sale. All purchases of computer equipment are subject to a 3% acquisition fee paid to the General Partner.

(4)   Leases

Description of leasing arrangements:

Operations consist primarily of leasing computer equipment. All equipment leases are classified as operating leases and expire over the next three years.

Minimum lease payments scheduled to be received in the future under existing noncancelable operating leases are as follows:

                                     1998                   $    1,603,208
                                     1999                          752,252
                                     2000                           92,406
                                                            --------------

                                                            $    2,447,866
                                                            ==============

The following schedule provides an analysis of the cost of capital equipment by major classes as of December 31, 1997:

               Computer peripherals                         $     2,404,144
               Processors & upgrades                              2,589,077
               Other                                              1,171,249
                                                            ---------------

                                                            $     6,164,470
                                                            ===============

Five lessees, American Hard Cider, Incorporated, Coulter Leasing Corporation, Jumbo Sports, Incorporated, ON Technology Corporation and The Internet Access Company, Incorporated, lease equipment in excess of 10% of total rental income for the year ended December 31, 1997. The related rental payments comprise 10.21%, 12.18%, 13.55%, 15.19% and 14.55%, respectively, of the total rental income for the year ended December 31, 1997. American Hard Cider, Incorporated, Coulter Leasing Corporation, Jumbo Sports, Incorporated, ON Technology
Corporation and The Internet Access Company, Incorporated lease equipment comprising 7.80%, 10.10%, 8.78%, 12.62% and 9.90%, respectively, of the total equipment portfolio at December 31, 1997.

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-D
                      (A Massachusetts Limited Partnership)

                          Notes to Financial Statements

(5)   Related Party Transactions

Fees, commissions and other expenses paid or accrued by the Partnership to the General Partner or affiliates of the General Partner for the years ended December 31, 1997, 1996 and 1995 are as follows:

                                                    1997                1996              1995
                                                    ----                ----              ----

Equipment acquisition fees                       $     34,035        $     28,202      $     56,030
Management fees                                       131,657             126,138           166,811
Reimbursable expenses paid                            165,800             147,986           119,397
                                                 ------------        ------------      ------------

                                                 $    331,492        $    302,326      $    342,238
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

(6)   Long-term Debt

Long-term debt at December 31, 1997 consists of two loans totaling $22,482 from Union Chelsea National Bank, each with an interest rate of 9.00%, one loan for $4,510 from CIT Group/Equipment Financing, Incorporated with an interest rate of 14.17%, two installment notes from Pullman Capital Corporation totaling $151,187 with an interest rate of 8.75% and 10.50%, and eighteen loans totaling $680,463 from Liberty Bank, two bearing interest at 8.50%, one bearing interest at 11.00%, two bearing interest at 7.90% four bearing interest at 8.25%, and the nine remaining loans bearing interest at 10.50%. All loans are non-recourse and are collateralized by equipment on the respective leases with a total net book value of $949,225 and assignment of the related leases.

Maturities on long-term debt are as follows:

                                     1998                   $      628,925
                                     1999                          225,770
                                     2000                            3,947
                                                            --------------

                                                            $      858,642
                                                            ==============

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-D
                      (A Massachusetts Limited Partnership)

                          Notes to Financial Statements

(7)   Reconciliation of Financial Statement  Net  Income to  Taxable  Income  to
      Partners

A reconciliation of financial statement net income to taxable income to partners is as follows for the years ended December 31, 1997, 1996 and 1995:

                                                                                  1997               1996                1995
                                                                                  ----               ----                ----

      Net income per financial statements                                     $      401,383      $     160,016      $     471,147

      Provision for doubtful accounts expense for financial
           statement purposes (less than) in excess of provision
           for doubtful accounts expense for tax purposes                            (43,610)            24,968            (31,070)

      Depreciation expense for financial statement purposes
           in excess of depreciation expense for tax purposes                         20,547             93,800             94,021

      Net  gain on sale of equipment for financial  statement purposes in excess of (less than) net gain on sale
           of equipment for tax purposes                                              28,602           (116,371)          (123,482)
                                                                              --------------      -------------      -------------

      Taxable income to partners                                              $      406,922      $     162,413      $     410,616
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


                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-D
                      (A Massachusetts Limited Partnership)




Schedule II - Valuation and Qualifying Accounts and Reserves


                                                          Additions charged
                                      Balance at           to (recoveries                                       Balance
                                      beginning            credited from)                                       at end
Classification                          of year           costs and expenses            Charge-offs             of year



Year ended
December 31, 1995                  $         59,518        $        (31,070)        $              -        $          28,448
                                   ================        ================         ================        =================

Year ended
December 31, 1996                  $         28,448        $         24,968         $              -        $          53,416
                                   ================        ================         ================        =================

Year ended
December 31, 1997                  $         53,416        $        (43,610)        $              -        $           9,806
                                   ================        ================         ================        =================

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-D
                      (A Massachusetts Limited Partnership)

                    Computer Equipment Portfolio (Unaudited)
                                December 31, 1997

Lessee

American Hard Cider, Incorporated
Baylor Health Network, Incorporated
Caterpillar, Incorporated
Cerulean Technology, Incorporated
Coulter Leasing Corporation
Direct Cable TV, Incorporated
Evare, Limited Liability Corporation
Faxnet, Incorporated
George Melhado and Company
H.J. Meyers & Company, Incorporated
Halliburton Company, Incorporated
Hughes Aircraft Corporation
J. Walter Thompson, U.S.A., Incorporated
JumboSports, Incorporated
Magnavox  Electronic  Systems  Company,  Incorporated
Merchants  Association of Florida,  Incorporated
Mercury Marine,  Division of Brunswick  Corporation
NYNEX National,  Incorporated
ON  Technology  Corporation
Owens  Corning  Fiberglass Corporation
Packard  Hughes  Interconnect,  Incorporated
The  Internet  Access Company,  Incorporated
USG  Corporation
VenturCom,  Incorporated
VIP Calling, Incorporated

Equipment Description                                 Acquisition Price

Computer peripherals                                   $      2,404,144
Processors & upgrades                                         2,589,077
Other                                                         1,171,249
                                                       ----------------

                                                       $      6,164,470
                                                       ================


          Exhibit 11 WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-D
                      (A Massachusetts Limited Partnership)

             Computation of Net Income per Limited Partnership Unit
                  Years Ended December 31, 1997, 1996 and 1995

                                                                             1997               1996                 1995
                                                                             ----               ----                 ----

Net income                                                            $      401,383      $       160,016     $        471,147

Gain on sale                                                                 (50,663)            (245,351)             (36,097)
Loss on sale                                                                       -                7,339              197,607
Special cost recovery allocation                                              (6,832)                   -               (6,945)
                                                                      --------------      ---------------     ----------------

Available income (loss) from operations                                      343,888              (77,996)             625,712
                                                                      --------------      ---------------     ----------------

Allocations to General Partner:
   Income (loss) from operations                                              17,194                 (780)              31,286
   Gain on sale                                                                2,534               52,950               10,800
   Loss on sale                                                                    -                  (73)              (1,976)
   Special cost recovery allocation                                            6,832                    -                6,945
                                                                      --------------      ---------------     ----------------

Income allocated to General Partner                                           26,560               52,097               47,055
                                                                      --------------      ---------------     ----------------

Income allocated to Limited Partners                                  $      374,823      $       107,919     $        424,092
                                                                      ==============      ===============     ================

Number of Limited Partnership Units                                           20,185               20,185               20,185

Net income per Limited Partnership Unit                               $        18.57      $          5.35     $          21.01
                                                                      ==============      ===============     ================

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


TLP and TLPMS

          Name                                                       Title                                             Age

Nicholas C. Bogard                                 Director                                                            52
Arthur P. Beecher                                  Director, President, and Clerk                                      60
Nancy E. Malone                                    Vice President, Lease Financing                                     39
Irene V. King                                      Vice President, Satellite Operations                                50
Joseph P. Colonna                                  Vice President, Marketing                                           39

Waddell & Reed

          Name                                                       Title                                             Age

Keith A. Tucker                                    President, Chief Executive Officer                                  53
                                                      and Director
Robert L. Hechler                                  Vice President, Chief Operations Officer,                           61
                                                      Treasurer and Director
Henry J. Herrmann                                  Vice President, Chief Investment Officer                            55
                                                      and Director
Robert J. Williams, Jr.                            Vice President and National Sales Manager                           53
Sharon K. Pappas                                   Vice President, Secretary                                           39
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

Arthur P. Beecher is President, Director and Clerk of TLP and TLPMS. Prior to joining TLP, he was an officer of CSA Financial Corp. of Boston, Massachusetts, most recently as Vice President, Finance and Administration since 1975. Mr. Beecher holds a B.S. from Boston University and is a Certified Public Accountant.

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

Item 11.  Management Remuneration and Transactions.

(a), (b), (c), (d), and (e): The Officers and Directors of the Corporate General Partners receive no current or proposed direct remuneration in such capacities, pursuant to any standard arrangements or otherwise, from the Partnership. In addition, the Partnership has not paid and does not propose to pay any options, warrants or rights to the Officers and Directors of the Corporate General Partners. There exists no remuneration plan or arrangement with any Officer or Director of the Corporate General Partners resulting from the resignation, retirement or any other termination. See note 5 to the financial statements included in Item 8. of this report for a description of the remuneration paid by the Partnership to the General Partner and its affiliates during 1997, 1996 and 1995.

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

No person or group is known by the General Partner to own beneficially more than 5% of the Partnership's 20,185 outstanding Limited Partnership Units as of December 31, 1997.

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


                                     Part IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K: None.

   (a) 1. Financial Statements                                                                                    Page No.

          Independent Auditors' Report                                                                            15
          Balance Sheets at December 31, 1997 and 1996                                                            16
          Statements of Operations
              Years Ended December 31, 1997, 1996 and 1995                                                        17
          Statements of Partners' Equity (Deficit)
             Years Ended December 31, 1997, 1996 and 1995                                                         18
          Statements of Cash Flows
             Years Ended December 31, 1997, 1996 and 1995                                                         19
          Notes to Financial Statements                                                                           20-24


       2. Financial Statement Schedules

          Schedule II - Valuation and Qualifying Accounts and Reserves                                            25

          All other financial  statement  schedules are omitted because they are
          not  applicable,  the  data  is  not  significant,   or  the  required
          information is shown elsewhere in this report.

          Computer Equipment Portfolio (Unaudited)                                                                26


       3. Exhibit Index

          11  Statement regarding computation of net income per Limited Partnership Unit                          27

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


Date:  March 27, 1998

By:    Arthur P. Beecher,
       President