Form 10-Q
period 1998-03-31
WELLESLEY LEASE INCOME LTD PARTNERSHIP III-D
filed 1998-05-15
CIK 760386

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             -----------------------

                                    FORM 10-Q
                   Quarterly Report Under Section 13 or 15(d)
              of the United States Securities Exchange Act of 1934

                             -----------------------


For Quarter Ended March 31, 1998                     Commission File No. 2-95011


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


                                   INDEX                                                                           Page No.

Part I.       FINANCIAL INFORMATION

              Financial Statements

                    Balance Sheets as of March 31, 1998 and December 31, 1997                                      3

                    Statements of Operations
                         Quarters Ended March 31, 1998 and 1997                                                    4

                    Statements of Cash Flows
                         Quarters Ended March 31, 1998 and 1997                                                    5

                    Notes to Financial Statements                                                                  6 - 7

              Management's Discussion and Analysis of Financial Condition and
                         Results of Operations                                                                     8 - 9

              Computer Equipment Portfolio                                                                         10

Part II.      OTHER INFORMATION

              Items 1 - 6                                                                                          11

              Signature                                                                                            12



                          PART I. FINANCIAL INFORMATION

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-D
                      (A Massachusetts Limited Partnership)

                                 Balance Sheets

                                     Assets
                                                                                    (Unaudited)               (Audited)
                                                                                      3/31/98                 12/31/97
                                                                                 ----------------        ----------------
Investment property, at cost (note 3):
   Computer equipment                                                            $      5,877,320        $      6,164,470
     Less accumulated depreciation                                                      4,102,572               4,119,544
                                                                                 ----------------        ----------------
       Investment property, net                                                         1,774,748               2,044,926

Cash and cash equivalents                                                                 334,638                 253,590
Rents receivable, net (note 2)                                                             32,349                  46,355
Sales receivable, net (note 2)                                                                  -                   2,200
Accounts receivable - affiliates                                                            5,910                  17,768
Other assets                                                                               14,699                  17,293
                                                                                 ----------------        ----------------

     Total assets                                                                $      2,162,344        $      2,382,132
                                                                                 ================        ================

                        Liabilities and Partners' Equity
Liabilities:
   Current portion of long-term debt (note 5)                                    $        565,034        $        628,925
   Accounts payable and accrued expenses - affiliates (note 4)                             36,093                  31,639
   Accounts payable and accrued expenses                                                   85,756                  61,989
   Unearned rental revenue                                                                 14,407                  39,641
   Long-term debt, less current portion (note 5)                                           98,699                 229,717
                                                                                 ----------------        ----------------

     Total liabilities                                                                    799,989                 991,911
                                                                                 ----------------        ----------------

Partners' equity:
   General Partner:
     Capital contribution                                                                   1,000                   1,000
     Cumulative net income                                                                613,598                 605,630
     Cumulative cash distributions                                                       (614,598)               (606,630)
                                                                                 ----------------        ----------------
                                                                                                -                       -
                                                                                 ----------------        ----------------
   Limited Partners (20,185 units):
     Capital contribution, net of offering costs                                        8,987,039               8,987,039
     Cumulative net income                                                              4,052,351               3,928,822
     Cumulative cash distributions                                                    (11,677,035)            (11,525,640)
                                                                                 ----------------        ----------------
                                                                                        1,362,355               1,390,221
                                                                                 ----------------        ----------------
     Total partners' equity                                                             1,362,355               1,390,221
                                                                                 ----------------        ----------------

     Total liabilities and partners' equity                                      $      2,162,344        $      2,382,132
                                                                                 ================        ================

                 See accompanying notes to financial statements.


                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-D
                      (A Massachusetts Limited Partnership)

                            Statements of Operations
                     Quarters Ended March 31, 1998 and 1997
                                   (Unaudited)

                                                                                          1998                    1997
                                                                                     --------------         ---------------

Revenue:
   Rental income                                                                     $      466,849         $       385,147
   Interest income                                                                            2,906                   1,769
   Net gain on sale of equipment                                                             15,181                  32,144
                                                                                     --------------         ---------------

       Total revenue                                                                        484,936                 419,060
                                                                                     --------------         ---------------

Costs and expenses:
   Depreciation                                                                             238,010                 241,707
   Provision for (reversal of) doubtful accounts                                              7,855                 (25,539)
   Interest                                                                                  18,735                  15,976
   Related party expenses (note 4):
     Management fees                                                                         34,707                  31,498
     General and administrative                                                              54,140                  44,002
                                                                                     --------------         ---------------

       Total costs and expenses                                                             353,447                 307,644
                                                                                     --------------         ---------------

Net income                                                                           $      131,489         $       111,416
                                                                                     ==============         ===============

Net income per Limited Partnership Unit                                              $         6.12         $          5.19
                                                                                     ==============         ===============

                 See accompanying notes to financial statements.


                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-D
                      (A Massachusetts Limited Partnership)

                            Statements of Cash Flows
                     Quarters Ended March 31, 1998 and 1997
                                   (Unaudited)

                                                                                                1998                1997
                                                                                         ----------------    -----------------

Cash flows from operating activities:
   Net income                                                                            $        131,489     $        111,416
                                                                                         ----------------     ----------------

   Adjustments  to reconcile  net  income  to net cash  provided by  operating activities:
       Depreciation                                                                               238,010              241,707
       Provision for (reversal of) doubtful accounts                                                7,855              (25,539)
       Net gain on sale of equipment                                                              (15,181)             (32,144)
       Net decrease in current assets                                                              22,803              118,584
       Net increase in current liabilities                                                          2,987                5,003
                                                                                         ----------------     ----------------

         Total adjustments                                                                        256,474              307,611
                                                                                         ----------------     ----------------

         Net cash provided by operating activities                                                387,963              419,027
                                                                                         ----------------     ----------------

Cash flows from investing activities:
   Purchase of investment property                                                                      -             (352,515)
   Proceeds from sales of investment property                                                      47,349               39,317
                                                                                         ----------------     ----------------

         Net cash provided by (used in) nvesting activities                                        47,349             (313,198)
                                                                                         ----------------     ----------------

Cash flows from financing activities:
   Proceeds from borrowings on long-term debt                                                           -               61,475
   Principal payments on long-term debt                                                          (194,909)            (149,024)
   Cash distributions to partners                                                                (159,355)            (132,796)
                                                                                         ----------------     ----------------

         Net cash used in financing activities                                                   (354,264)            (220,345)
                                                                                         ----------------     ----------------

Net increase (decrease) in cash and cash equivalents                                               81,048             (114,516)

Cash and cash equivalents at beginning of period                                                  253,590              265,199
                                                                                         ----------------     ----------------

Cash and cash equivalents at end of period                                               $        334,638     $        150,683
                                                                                         ================     ================

Supplemental cash flow information:
   Interest paid during the period                                                       $         18,735     $         15,976
                                                                                         ================     ================

                 See accompanying notes to financial statements.

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-D
                      (A Massachusetts Limited Partnership)

                          Notes to Financial Statements
                Quarters Ended March 31, 1998 and March 31, 1997
                                   (Unaudited)

(1)   Organization and Partnership Matters

The foregoing financial statements of Wellesley Lease Income Limited Partnership III-D (the "Partnership") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-Q and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Pursuant to such rules and regulations, certain note disclosures which are normally required under generally accepted accounting principles have been omitted. It is recommended that these financial statements be read in conjunction with the Partnership's Annual Report on Form 10-K for the year ended December 31, 1997.

(2)   Summary of Significant Accounting Policies

Allowance for Doubtful Accounts

The financial statements include allowances for estimated losses on receivable balances. The allowances for doubtful accounts are based on past write off experience and an evaluation of potential uncollectible accounts within the current receivable balances. Receivable balances which are determined to be uncollectible are charged against the allowance and subsequent recoveries, if any, are credited to the allowance. At March 31, 1998 and December 31, 1997, the allowance for doubtful accounts included in rents receivable was $15,461 and $9,806, respectively, and $2,200 and $0 included in sales receivable, respectively.

(3)   Investment Property

At March 31, 1998, the Partnership owned computer equipment with a depreciated cost basis of $1,774,748, subject to existing leases and equipment with a depreciated cost basis of $67,753 in inventory, awaiting re-lease or sale. All purchases of computer equipment are subject to a 3% acquisition fee paid to the General Partner.

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-D
                      (A Massachusetts Limited Partnership)

                          Notes to Financial Statements
                Quarters Ended March 31, 1998 and March 31, 1997
                                   (Unaudited)

(4)   Related Party Transactions

Fees, commissions and other expenses paid or accrued by the Partnership to the General Partner or affiliates of the General Partner for the quarters ended March 31 are as follows:

                                                   1998                  1997
                                                   ----                  ----

Equipment acquisition fees                    $          -          $     10,267
Management fees                                     34,707                31,498
Reimbursable expenses paid                          44,768                43,896
                                              ------------          ------------

                                              $     79,475          $     85,661
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

(5)   Long-term Debt

Long-term debt at March 31, 1998 consists of one loan totaling $2,911 from Union Chelsea National Bank with an interest rate of 9.00%, two installment notes from Pullman Capital Corporation totaling $133,148 with interest rates of 8.75% and 10.50%, and eighteen loans totaling $527,674 from Liberty Bank, two bearing interest at 8.50%, one bearing interest at 11.00%, two bearing interest at 7.90%, four bearing interest at 8.25%, and the nine remaining loans bearing interest at 10.50%. All loans are non-recourse and are collateralized by equipment on the respective leases with a total net book value of $832,008 and assignment of the related leases.

Maturities on long-term debt are as follows:

                         1998                   $      434,016
                         1999                          225,770
                         2000                            3,947
                                                --------------

                                                $      663,733
                                                ==============

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-D
                      (A Massachusetts Limited Partnership)

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                   (Unaudited)

Results of Operations

The following discussion relates to the Partnership's operations for the quarter ended March 31, 1998 in comparison to the quarter ended March 31, 1997.

The Partnership realized net income of $131,489 and $111,416 for the quarters ended March 31, 1998 and 1997, respectively. Rental income increased $81,702 or 21% in 1998. The increase is primarily due to the new leases generated from the extended reinvestment period, thus resulting in an increase in the overall size of the equipment portfolio. Interest income increased as a result of higher average short-term investment balances held during the current quarter. The decrease in net gain on sale of equipment is the result of fewer equipment sales occurring during the current quarter versus the first quarter of 1997.

Total costs and expenses increased $45,803 or 15% in 1998. Depreciation expense decreased due to a portion of the equipment portfolio becoming fully depreciated. During the first quarter of 1997, the Partnership was able to reverse a provision for doubtful accounts due to successful collection efforts on delinquent rents receivable. Interest expense increased due to the additional financing of long-term debt. Management fees increased with the rise in rental income on operating leases. General and administrative expenses increased $10,138. A major factor contributing to this increase is that salaries and expenses of the partnership accounting and reporting personnel of the General Partner, which are reimbursable by the various partnerships under management, are being allocated over a diminishing number of partnerships.

The Partnership recorded net income per Limited Partnership Unit of $6.12 and $5.19 for the quarters ended March 31, 1998 and 1997, respectively. The allocation for the quarter ended March 31, 1998 includes a cost recovery allocation of profit and loss among the General and Limited Partners. This cost recovery allocation is required to maintain capital accounts consistent with the distribution provisions of the Partnership Agreement. In certain periods, the cost recovery of profit and loss may result in an allocation of net loss to the Limited Partners in instances when the Partnership's operations were profitable for the period.

Liquidity and Capital Resources

For the quarter ended March 31, 1998, rental revenue generated from operating leases and sales proceeds generated from equipment sales were the primary sources of funds for the Partnership. As equipment leases terminate, the General Partner determines if the equipment will be extended to the same lessee, remarketed to another lessee, or sold. This decision is made upon analyzing which option generates the most favorable result.

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-D
                      (A Massachusetts Limited Partnership)

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                   (Unaudited)

Rental income will begin to decrease due to two factors. First, lower rates are obtained on the remarketing of existing equipment upon the expiration of the original lease. Typically the remarketed rates are lower due to the decrease in useful life of the equipment. Second, the increasing change of technology in the computer industry usually decreases the demand for older equipment, thus increasing the possibility of obsolescence. Both of these factors together will cause remarketed rates to be lower than original rates and will cause certain leases to terminate upon expiration. This decrease however, should not affect the partnership's ability to meet its future cash requirements, including its long-term debt obligations. To the extent that future cash flows should be insufficient to meet the Partnership's operating expenses and liabilities, additional funds could be obtained through the sale of equipment, or a reduction in the rate of cash distributions.

The Partnership's investing activities for the quarter resulted in equipment sales with a depreciated cost basis of $45,261, generating $47,349 in proceeds. Included in equipment sales is a $13,094 loss which was charged against the reserve, initially set up in a prior period to account for estimated losses on the ultimate disposition of equipment.

The Partnership's activities also included a paydown on long-term debt during 1998 of $194,909. The Partnership will payoff its remaining long-term debt of $663,733 by 2000.

Cash distributions are currently at an annual level of 6% per Limited Partnership Unit, or $7.50 per Limited Partnership Unit on a quarterly basis. For the quarter ended March 31, 1998, the Partnership declared a cash distribution of $159,356, of which $7,968 was distributed to the General Partner and $151,388 was distributed to the Limited Partners. The distribution will be made on May 29, 1998. The Partnership expects to continue paying at or near this level in the future. The effects of inflation have not been significant to the Partnership and are not expected to have any material impact in future periods.

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-D
                      (A Massachusetts Limited Partnership)

                    Computer Equipment Portfolio (Unaudited)
                                 March 31, 1998

Lessee

American Hard Cider, Incorporated
Caterpillar, Incorporated
Cerulean Technology, Incorporated
Coulter Leasing Corporation
Direct Cable TV, Incorporated
Evare, Limited Liability Corporation
Faxnet, Incorporated
George Melhado and Company
H.J. Meyers & Company, Incorporated
Hughes Aircraft Corporation
J. Walter Thompson, U.S.A., Incorporated
JumboSports Incorporated
Magnavox Electronic Systems Company, Incorporated
Mercury Marine, Division of Brunswick Corporation
NYNEX National, Incorporated
ON Technology Corporation
Owens - Corning Fiberglass Corporation
The Internet Access Company, Incorporated

Equipment Description                                 Acquisition Price
---------------------                                 -----------------

Computer peripherals                                   $      2,377,482
Processors & upgrades                                         2,340,311
Other                                                         1,159,527
                                                       ----------------

                                                       $      5,877,320
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


Date:  May 12, 1998

By:    Arthur P. Beecher,
       President