Form 10-Q
period 1998-06-30
WELLESLEY LEASE INCOME LTD PARTNERSHIP III-D
filed 1998-08-14
CIK 760386

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             -----------------------

                                    FORM 10-Q
                   Quarterly Report Under Section 13 or 15(d)
              of the United States Securities Exchange Act of 1934

                             -----------------------


For Quarter Ended June 30, 1998                      Commission File No. 2-95011


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


                 INDEX                                                                              Page No.

Part I.    FINANCIAL INFORMATION

              Financial Statements

                    Balance Sheets as of June 30, 1998 and December 31, 1997                        3

                    Statements of Operations
                          Quarters Ended June 30, 1998 and 1997 and
                          Six Months Ended June 30, 1998 and 1997                                   4

                    Statements of Cash Flows
                          Six Months Ended June 30, 1998 and 1997                                   5

                    Notes to Financial Statements                                                   6 - 7

              Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                                       8 - 10

              Computer Equipment Portfolio                                                          11

Part II.      OTHER INFORMATION

              Items 1 - 6                                                                           12

              Signature                                                                             13


                          PART I. FINANCIAL INFORMATION

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-D
                      (A Massachusetts Limited Partnership)

                                 Balance Sheets

                                      Assets                                       (Unaudited)              (Audited)
                                                                                     6/30/98                 12/31/97
                                                                                 ----------------        ----------------
Investment property, at cost (note 3):
   Computer equipment                                                            $      5,314,654        $      6,164,470
     Less accumulated depreciation                                                      3,797,338               4,119,544
                                                                                 ----------------        ----------------
       Investment property, net                                                         1,517,316               2,044,926

Cash and cash equivalents                                                                 286,328                 253,590
Rents receivable, net (note 2)                                                             61,564                  46,355
Sales receivable, net (note 2)                                                             42,532                   2,200
Accounts receivable - affiliates                                                           70,390                  17,768
Other assets                                                                               18,015                  17,293
                                                                                 ----------------        ----------------

     Total assets                                                                $      1,996,145        $      2,382,132
                                                                                 ================        ================

                        Liabilities and Partners' Equity
Liabilities:
   Current portion of long-term debt (note 5)                                    $        450,139        $        628,925
   Accounts payable and accrued expenses - affiliates (note 4)                             42,682                  31,639
   Accounts payable and accrued expenses                                                   74,761                  61,989
   Unearned rental revenue                                                                 26,833                  39,641
   Long-term debt, less current portion (note 5)                                           35,888                 229,717
                                                                                 ----------------        ----------------

     Total liabilities                                                                    630,303                 991,911
                                                                                 ----------------        ----------------

Partners' equity:
   General Partner:
     Capital contribution                                                                   1,000                   1,000
     Cumulative net income                                                                621,566                 605,630
     Cumulative cash distributions                                                       (622,566)               (606,630)
                                                                                 ----------------        ----------------
                                                                                                -                       -
                                                                                 ----------------        ----------------
   Limited Partners (20,185 units):
     Capital contribution, net of offering costs                                        8,987,039               8,987,039
     Cumulative net income                                                              4,207,226               3,928,822
     Cumulative cash distributions                                                    (11,828,423)            (11,525,640)
                                                                                 ----------------        ----------------
                                                                                        1,365,842               1,390,221
                                                                                 ----------------        ----------------
     Total partners' equity                                                             1,365,842               1,390,221
                                                                                 ----------------        ----------------

     Total liabilities and partners' equity                                      $      1,996,145        $      2,382,132
                                                                                 ================        ================

                 See accompanying notes to financial statements.



                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-D
                      (A Massachusetts Limited Partnership)

                            Statements of Operations
                                   (Unaudited)

                                                   Quarters Ended                                  Six Months Ended
                                                        June 30,                                        June 30,
                                           ---------------------------------              -----------------------------------
                                                 1998              1997                          1998              1997
                                           ---------------------------------              -----------------------------------

Revenue:
   Rental income                           $       464,846     $     423,709              $       931,696     $       808,856
   Interest income                                   2,998             1,365                        5,904               3,134
   Net gain on sale
     of equipment                                   12,202             8,412                       27,383              40,556
                                           ---------------     -------------              ---------------     ---------------

       Total revenue                               480,046           433,486                      964,983             852,546
                                           ---------------     -------------              ---------------     ---------------

Costs and expenses:
   Depreciation                                    222,733           272,802                      460,743             514,509
   (Reversal of) provision for
     doubtful accounts                             (10,854)          (17,960)                      (2,999)            (43,499)
   Interest                                         14,392            15,218                       33,127              31,194
   Related party expenses (note 4):
     Management fees                                33,751            30,248                       68,373              61,746
     General and administrative                     57,181            41,469                      111,407              85,471
                                           ---------------     -------------              ---------------     ---------------

       Total costs and expenses                    317,203           341,777                      670,651             649,421
                                           ---------------     -------------              ---------------     ---------------

Net income                                 $       162,843     $      91,709              $       294,332     $       203,125
                                           ===============     =============              ===============     ===============

Net income per Limited
   Partnership Unit                        $          7.67     $        4.35              $         13.79     $          9.54
                                           ===============     =============              ===============     ===============

                 See accompanying notes to financial statements.


                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-D
                      (A Massachusetts Limited Partnership)

                            Statements of Cash Flows
                     Six Months Ended June 30, 1998 and 1997
                                   (Unaudited)

                                                                                        1998                       1997
                                                                                     --------------           ---------------

Cash flows from operating activities:
   Net income                                                                        $      294,332           $       203,125
                                                                                     --------------           ---------------

   Adjustments  to  reconcile  net  income  to net cash
     provided  by  operating activities:
       Depreciation                                                                         460,743                   514,509
       (Reversal of) provision for doubtful accounts                                         (2,999)                  (43,499)
       Net gain on sale of equipment                                                        (27,383)                  (40,556)
       Net decrease (increase) in current assets                                           (105,886)                  107,751
       Net increase (decrease) in current liabilities                                        11,007                   (46,748)
                                                                                     --------------           ---------------

         Total adjustments                                                                  335,482                   491,457
                                                                                     --------------           ---------------

         Net cash provided by operating activities                                          629,814                   694,582
                                                                                     --------------           ---------------

Cash flows from investing activities:
   Purchase of investment property                                                                -                  (703,107)
   Proceeds from sales of investment property                                                94,250                    63,397
                                                                                     --------------           ---------------

         Net cash (used in) provided by investing activities                                 94,250                  (639,710)
                                                                                     --------------           ---------------

Cash flows from financing activities:
   Proceeds from borrowings on long-term debt                                                     -                   412,946
   Principal payments on long-term debt                                                    (372,615)                 (263,291)
   Cash distributions to partners                                                          (318,711)                 (212,474)
                                                                                     --------------           ---------------

         Net cash used in financing activities                                             (691,326)                  (62,819)

Net (decrease) increase in cash and cash equivalents                                         32,738                    (7,947)

Cash and cash equivalents at beginning of period                                            253,590                   265,199
                                                                                     --------------           ---------------

Cash and cash equivalents at end of period                                           $      286,328           $       257,252
                                                                                     ==============           ===============

Supplemental cash flow information:
   Interest paid during the period                                                   $       33,127           $        31,194
                                                                                     ==============           ===============

                 See accompanying notes to financial statements.

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-D
                      (A Massachusetts Limited Partnership)

                          Notes to Financial Statements
                Six Months Ended June 30, 1998 and June 30, 1997
                                   (Unaudited)

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

(2)   Summary of Significant Accounting Policies

Allowance for Doubtful Accounts

The financial statements include allowances for estimated losses on receivable balances. The allowances for doubtful accounts are based on past write off experience and an evaluation of potential uncollectible accounts within the current receivable balances. Receivable balances which are determined to be uncollectible are charged against the allowance and subsequent recoveries, if any, are credited to the allowance. At June 30, 1998 and December 31, 1997, the allowance for doubtful accounts included in rents receivable was $6,607 and $9,806, respectively, and $0 and $0 included in sales receivable, respectively.

(3)   Investment Property

At June 30, 1998, the Partnership owned computer equipment with a depreciated cost basis of $1,517,316. All purchases of computer equipment are subject to a 3% acquisition fee paid to the General Partner.

(4)   Related Party Transactions

Fees, commissions and other expenses paid or accrued by the Partnership to the General Partner or affiliates of the General Partner for the six months ended June 30 are as follows:

                                           1998                 1997
                                           ----                 ----

Equipment acquisition fees             $          -          $     20,479
Management fees                              68,373                61,746
Reimbursable expenses paid                   99,158                84,182
                                       ------------          ------------

                                       $    167,531          $    166,407
                                       ============          ============

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-D
                      (A Massachusetts Limited Partnership)

                          Notes to Financial Statements
                Six Months Ended June 30, 1998 and June 30, 1997
                                   (Unaudited)

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

(5)   Long-term Debt

Long-term debt at June 30, 1998 consists of two installment notes from Pullman Capital Corporation in the amount of $114,654 with interest rates of 8.75% and 10.50%, and eighteen loans totaling $371,372 from Liberty Bank, one bearing interest at 8.50%, one bearing interest at 11.00%, two bearing interest at 7.90%, five bearing interest at 8.25%, and nine remaining loans bearing interest at 10.50%. All loans are non-recourse and are collateralized by equipment on the respective leases with a total net book value of $528,441 and assignment of the related leases.

Maturities on long-term debt are as follows:

             1998                   $      256,310
             1999                          225,770
             2000                            3,947
                                    --------------

                                    $      486,027
                                    ==============

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-D
                      (A Massachusetts Limited Partnership)

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                   (Unaudited)

Results of Operations

The following discussion relates to the Partnership's operations for the quarter and six months ended June 30, 1998 in comparison to the same periods ended June 30, 1997.

The Partnership realized net income of $162,843 and $91,709 for the quarters ended June 30, 1998 and 1997, respectively. Rental income increased $41,137 or 10% in 1998. The increase in rental income between the two periods is due to new equipment acquisitions as a result of the extension of the reinvestment period. Interest income increased as a result of higher cash balances held during the current quarter. The increase in net gain on the sale of equipment in the current quarter is primarily due to a larger number of equipment sales.

Total costs and expenses decreased $24,574 or 7% in 1998. The decrease in costs and expenses is mainly due to the $50,069 reduction in depreciation expense during the current quarter in comparison to the same period in 1997. The decline in depreciation expense is primarily due to a portion of the equipment portfolio becoming fully depreciated. For the quarters ended June 30, 1998 and 1997, the reversal of provision for doubtful accounts was $10,854 and $17,960, respectively. The reversal is a result of the successful collection efforts of delinquent rents receivable. Management fees increased in correlation to the rise in rental income. General and administrative expenses increased $15,712. A major factor contributing to this increase is that the reimbursable salaries and expenses of the partnership accounting and reporting personnel of the General Partner are being allocated over a diminishing number of partnerships under management.

The Partnership realized net income of $294,332 and $203,125 for the six months ended June 30, 1998 and 1997, respectively. The $122,840 or 15% increase in rental income is attributed to new equipment acquisitions as a result of the extension of the reinvestment period. Interest income increased from 1997 as a result of higher cash balances held during the current six month period. The decrease in net gain on sale of equipment in 1998 is due to a smaller number of equipment sales carrying high net book values.

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-D
                      (A Massachusetts Limited Partnership)

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                   (Unaudited)

Total costs and expenses increased $21,230 or 3% during the six month periods. The increase in costs and expenses is mainly due to the $25,936 or 30% increase in general and administrative expenses. As discussed in the quarter analysis above, the increase is mainly due to an increase in the allocable salaries of the partnership accounting and reporting personnel of the General Partner during the current year. Another element impacting the rise in costs and expenses is the $43,499 reversal of provision for doubtful accounts in 1997. The reversal is a result of successful collection efforts of delinquent rents receivable in 1997. Management fees increased between the six month periods in relation to the rise in rental income. The $53,766 decline in depreciation expense is due to a portion of the initial equipment portfolio becoming fully depreciated.

The Partnership recorded net income per Limited Partnership Unit of $7.67 and $4.35 for the quarters ended June 30, 1998 and 1997, respectively, and $13.79 and $9.54 for the six month periods ended June 30, 1998 and 1997, respectively. The allocation for the six months ended June 30, 1998 includes a cost recovery allocation of profit and loss among the General and Limited Partners. This cost recovery allocation is required to maintain capital accounts consistent with the distribution provisions of the Partnership Agreement. In certain periods, the cost recovery of profit and loss may result in an allocation of net loss to the Limited Partners in instances when the Partnership's operations were profitable for the period.

Liquidity and Capital Resources

For the quarter ended June 30, 1998, rental revenue generated from operating leases and sales proceeds generated from equipment sales were the primary sources of funds for the Partnership. As equipment leases terminate, the General Partner determines if the equipment will be extended to the same lessee, remarketed to another lessee, or sold. This decision is made upon analyzing which option generates the most favorable result.

Rental income will begin to decrease due to two factors. First, lower rates are obtained on the remarketing of existing equipment upon the expiration of the original lease. Typically the remarketed rates are lower due to the decrease in useful life of the equipment. Second, the increasing change of technology in the computer industry usually decreases the demand for older equipment, thus increasing the possibility of obsolescence. Both of these factors together will cause remarketed rates to be lower than original rates and will cause certain leases to terminate upon expiration. This decrease however, should not affect the partnership's ability to meet its future cash requirements, including its long-term debt obligations. To the extent that future cash flows should be insufficient to meet the Partnership's operating expenses and liabilities, additional funds could be obtained through the sale of equipment, or through a reduction in the rate of cash distributions. Future rental revenues amount to $1,395,866 and are to be received over the next three years.

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-D
                      (A Massachusetts Limited Partnership)

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                   (Unaudited)

The Partnership's investing activities for the six months ended June 30 consisted of equipment sales with a depreciated cost basis of $79,951, generating $94,250 in proceeds. Included in equipment sales is a $13,094 loss which was charged against the reserve, initially set up in a prior period to account for estimated losses on the ultimate disposition of equipment.

The Partnership's financing activities included a paydown on long-term debt during 1998 of $372,615. The Partnership will payoff its remaining long-term debt of $486,027 by 2000. Total long-term debt assumed by the Partnership from inception is $7,820,977, for a total leverage of 25%.

Cash distributions are currently at an annual level of 6% per Limited Partnership Unit, or $7.50 per Limited Partnership Unit on a quarterly basis. For the quarter ended June 30, 1998, the Partnership declared a cash distribution of $159,356, of which $7,968 was distributed to the General Partner and $151,388 was distributed to the Limited Partners. The distribution will be made on August 29, 1998. The Partnership expects to continue paying at or near this level in the future. The effects of inflation have not been significant to the Partnership and are not expected to have any material impact in future periods.

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-D
                      (A Massachusetts Limited Partnership)

                    Computer Equipment Portfolio (Unaudited)
                                  June 30, 1998

Lessee

American Hard Cider, Incorporated
Cerulean Technology, Incorporated
Coulter Leasing Corporation
Direct Cable TV, Incorporated
Evare, Limited Liability Corporation
Faxnet, Incorporated
George Melhado and Company
Hughes Aircraft Corporation
J. Walter Thompson, U.S.A., Incorporated
JumboSports Incorporated
Magnavox Electronic Systems Company, Incorporated
Mercury Marine, Division of Brunswick Corporation
NYNEX National, Incorporated
ON Technology Corporation
Owens - Corning Fiberglass Corporation
The Internet Access Company, Incorporated
USG Corporation

Equipment Description                                 Acquisition Price

Computer peripherals                                   $      2,096,149
Processors & upgrades                                         2,058,978
Other                                                         1,159,527
                                                       ----------------

                                                       $      5,314,654
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


Date:   August 13, 1998

By:     Arthur P. Beecher,
        President