Form 10-Q
period 1998-09-30
WELLESLEY LEASE INCOME LTD PARTNERSHIP III-D
filed 1998-11-12
CIK 760386

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             -----------------------

                                    FORM 10-Q
                   Quarterly Report Under Section 13 or 15(d)
              of the United States Securities Exchange Act of 1934

                             -----------------------


For Quarter Ended September 30, 1998                 Commission File No. 2-95011


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

                             ----------------------


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



                                      INDEX                                                   Page No.

Part I.       FINANCIAL INFORMATION


              Financial Statements

                    Balance Sheets as of September 30, 1998 and December 31, 1997               3

                    Statements of Operations
                          Quarters Ended September 30, 1998 and 1997 and
                          Nine Months Ended September 30, 1998 and 1997                         4

                    Statements of Cash Flows
                          Nine Months Ended September 30, 1998 and 1997                         5

                    Notes to Financial Statements                                               6 - 7

              Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                                   8 - 10

              Computer Equipment Portfolio                                                      11

Part II.      OTHER INFORMATION

              Items 1 - 6                                                                       12

              Signature                                                                         13



                          PART I. FINANCIAL INFORMATION

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-D
                      (A Massachusetts Limited Partnership)

                                 Balance Sheets

                                     Assets                                         (Unaudited)             (Audited)
                                                                                      9/30/98                12/31/97
                                                                                 ----------------        ----------------
Investment property, at cost (note 3):
   Computer equipment                                                            $      4,012,068        $      6,164,470
     Less accumulated depreciation                                                      2,750,350               4,119,544
                                                                                 ----------------        ----------------
       Investment property, net                                                         1,261,718               2,044,926

Cash and cash equivalents                                                                 306,118                 253,590
Rents receivable, net (note 2)                                                             55,677                  46,355
Sales receivable, net (note 2)                                                                  -                   2,200
Accounts receivable - affiliates                                                          111,970                  17,768
Other assets                                                                               15,421                  17,293
                                                                                 ----------------        ----------------

     Total assets                                                                $      1,750,904        $      2,382,132
                                                                                 ================        ================

                        Liabilities and Partners' Equity
Liabilities:
   Current portion of long-term debt (note 5)                                    $        342,745        $        628,925
   Accounts payable and accrued expenses - affiliates (note 4)                             33,458                  31,639
   Accounts payable and accrued expenses                                                   53,313                  61,989
   Unearned rental revenue                                                                 23,906                  39,641
   Long-term debt, less current portion (note 5)                                           14,937                 229,717
                                                                                 ----------------        ----------------

     Total liabilities                                                                    468,359                 991,911
                                                                                 ----------------        ----------------

Partners' equity:
   General Partner:
     Capital contribution                                                                   1,000                   1,000
     Cumulative net income                                                                629,534                 605,630
     Cumulative cash distributions                                                       (630,534)               (606,630)
                                                                                 ----------------        ----------------
                                                                                                -                       -
                                                                                 ----------------        ----------------
   Limited Partners (20,185 units):
     Capital contribution, net of offering costs                                        8,987,039               8,987,039
     Cumulative net income                                                              4,275,316               3,928,822
     Cumulative cash distributions                                                    (11,979,810)            (11,525,640)
                                                                                 ----------------        ----------------
                                                                                        1,282,545               1,390,221
                                                                                 ----------------        ----------------
     Total partners' equity                                                             1,282,545               1,390,221
                                                                                 ----------------        ----------------

     Total liabilities and partners' equity                                      $      1,750,904        $      2,382,132
                                                                                 ================        ================

                 See accompanying notes to financial statements.


                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-D
                      (A Massachusetts Limited Partnership)

                            Statements of Operations
                                   (Unaudited)

                                                     Quarters Ended                         Nine Months Ended
                                                      September 30,                           September 30,
                                           ---------------------------------      ----------------------------------
                                                 1998              1997                1998                1997
                                           ---------------------------------      ----------------------------------

Revenue:
   Rental income                           $        346,265   $      472,496      $    1,277,961     $     1,281,352
   Interest income                                    3,066            3,145               8,970               6,279
   Net gain on sale
     of equipment                                       850            2,776              28,233              43,332
                                           ----------------   --------------      --------------     ---------------

       Total revenue                                350,181          478,417           1,315,164           1,330,963
                                           ----------------   --------------      --------------     ---------------

Costs and expenses:
   Depreciation                                     182,200          275,439             642,943             789,948
   (Reversal of) provision for
     doubtful accounts                                1,727           (7,379)             (1,272)            (50,878)
   Interest                                          10,636           20,441              43,763              51,635
   Related party expenses (note 4):
     Management fees                                 23,889           36,498              92,262              96,530
     General and
       administrative                                55,671           38,851             167,078             126,036
                                           ----------------   --------------      --------------     ---------------

       Total costs
         and expenses                               274,123          363,850             944,774           1,013,271
                                           ----------------   --------------      --------------     ---------------

Net income                                 $         76,058   $      114,567      $      370,390     $       317,692
                                           ================   ==============      ==============     ===============

Net income per Limited
   Partnership Unit                        $           3.37  $          5.28      $        17.17     $         14.82
                                           ================  ===============      ==============     ===============

                 See accompanying notes to financial statements.


                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-D
                      (A Massachusetts Limited Partnership)

                            Statements of Cash Flows
                  Nine Months Ended September 30, 1998 and 1997
                                   (Unaudited)

                                                                                       1998                    1997
                                                                                       ----                    ----

Cash flows from operating activities:
   Net income                                                                    $        370,390        $        317,692
                                                                                 ----------------        ----------------

   Adjustments  to  reconcile  net  income  to net cash  provided by  operating activities:
       Depreciation                                                                       642,943                 789,948
       (Reversal of) provision for
         doubtful accounts                                                                 (1,272)                (50,878)
       Net gain on sale of equipment                                                      (28,233)                (43,332)
       Net (increase) decrease in current assets                                          (98,172)                154,629
       Net (decrease) increase in
         current liabilities                                                              (22,592)                (20,189)
                                                                                 ----------------        ----------------

         Total adjustments                                                                492,674                 830,178
                                                                                 ----------------        ----------------

         Net cash provided by
           operating activities                                                           863,064               1,147,870
                                                                                 ----------------        ----------------

Cash flows from investing activities:
   Purchase of investment property                                                              -                (866,431)
   Proceeds from sales of investment property                                             168,498                  66,892
                                                                                 ----------------        ----------------

         Net cash used in investing activities                                            168,498                (799,539)
                                                                                 ----------------        ----------------

Cash flows from financing activities:
   Proceeds from borrowings on long-term debt                                                   -                 533,704
   Principal payments on long-term debt                                                  (500,960)               (430,963)
   Cash distributions to partners                                                        (478,074)               (371,830)
                                                                                 ----------------        ----------------

         Net cash used in financing activities                                           (979,034)               (269,089)
                                                                                 ----------------        ----------------

Net increase in cash and cash equivalents                                                  52,528                  79,242

Cash and cash equivalents
   at beginning of period                                                                 253,590                 265,199
                                                                                 ----------------        ----------------

Cash and cash equivalents at end of period                                       $        306,118        $        344,441
                                                                                 ================        ================

Supplemental cash flow information:
   Interest paid during the period                                               $         43,763        $         51,635
                                                                                 ================        ================

                 See accompanying notes to financial statements.

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-D
                      (A Massachusetts Limited Partnership)

                          Notes to Financial Statements
           Nine Months Ended September 30, 1998 and September 30, 1997
                                   (Unaudited)

(1)   Organization and Partnership Matters

The foregoing financial statements of Wellesley Lease Income Limited Partnership III-D (the "Partnership") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-Q and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Pursuant to such rules and regulations, certain note disclosures which are normally required under generally accepted accounting principles have been omitted. It is recommended that these financial statements be read in conjunction with the Partnership's Annual Report on Form 10-K for the year ended December 31, 1998.

(2)   Summary of Significant Accounting Policies

Allowance for Doubtful Accounts

The financial statements include allowances for estimated losses on receivable balances. The allowances for doubtful accounts are based on past write off experience and an evaluation of potential uncollectible accounts within the current receivable balances. Receivable balances which are determined to be uncollectible are charged against the allowance and subsequent recoveries, if any, are credited to the allowance. At September 30, 1998 and December 31, 1997, the allowance for doubtful accounts included in rents receivable was $8,334 and $9,806, respectively, and $0 and $0 included in sales receivable, respectively.

(3)   Investment Property

At September 30, 1998, the Partnership owned computer equipment with a depreciated cost basis of $1,261,718. All purchases of computer equipment are subject to a 3% acquisition fee paid to the General Partner.

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-D
                      (A Massachusetts Limited Partnership)

                          Notes to Financial Statements
           Nine Months Ended September 30, 1998 and September 30, 1997
                                   (Unaudited)

(4)   Related Party Transactions

Fees, commissions and other expenses paid or accrued by the Partnership to the General Partner or affiliates of the General Partner for the nine months ended September 30 are as follows:

                                                1998                  1997
                                                ----                  ----

Equipment acquisition fees                 $          -          $     13,147
Management fees                                  92,262                96,530
Reimbursable expenses paid                      147,686               100,294
                                           ------------          ------------

                                           $    239,948          $    209,971
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

(5)   Long-term Debt

Long-term  debt at September  30, 1998  consists of two  installment  notes from
Pullman Capital Corporation totaling $95,693 with interest rates of 8.75% and 10.50%, and twelve loans totaling $261,989 from Liberty Bank, one bearing interest at 8.25%, two loans bearing interest at 8.50%, and the remaining nine loans bearing interest at 10.50%. All loans are non-recourse and are collateralized by equipment on the respective leases with a total net book value of $425,974 and assignment of the related leases.

Maturities on long-term debt are as follows:

                        1998                   $      127,965
                        1999                          225,770
                        2000                            3,947
                                               --------------

                                               $      357,682
                                               ==============

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-D
                      (A Massachusetts Limited Partnership)

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                   (Unaudited)

Results of Operations

The following discussion relates to the Partnership's operations for the quarter and nine months ended September 30, 1998 in comparison to the same periods ended September 30, 1997.

The Partnership realized net income of $76,058 and $114,567 for the quarters ended September 30, 1998 and 1997, respectively. Rental income decreased $126,231 or 27% between the three month periods. The decrease is primarily due to lower rental rates obtained on equipment lease extensions and remarketings resulting after the initial lease term expires and due to a decrease in the overall size of the equipment portfolio.

Total costs and expenses decreased $89,727 or 25% between the three month periods. Depreciation expense decreased $93,239 or 34% due to a portion of the equipment portfolio becoming fully depreciated. Also included in depreciation expense for the quarter ended September 30, 1998 is a provision of $10,446 for estimated losses on the ultimate disposition of equipment. Interest expense decreased $9,805 in the current quarter due to the continued paydown of long-term debt. The long-term debt balance at September 30, 1998 was $14,937 versus a balance of $277,775 at September 30, 1997. Management fees decreased as a result of the decline in rental income. General and administrative expenses increased $16,820 or 43% mainly due to an increase in the allocable salaries of the partnership accounting and reporting personnel of the General Partner.

The Partnership realized net income of $370,390 and $317,692 for the nine months ended September 30, 1998 and 1997, respectively. The decrease in net gain on the sale of equipment is primarily due to a fewer number of equipment sales carrying low net book values.

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-D
                      (A Massachusetts Limited Partnership)

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                   (Unaudited)

Total costs and expenses decreased $68,497 or 7% during the nine month periods. As discussed in the quarter analysis above, depreciation expense decreased $147,005 or 19% between 1998 and 1997 due to the initial equipment portfolio becoming fully depreciated and a reduction in the overall equipment portfolio. Management fees decreased between the nine month periods due to the decline in rental income. General and administrative expenses increased $41,042 or 33% mainly due to an increase in the allocable salaries of the partnership accounting and reporting personnel of the General Partner during the current year.

The Partnership recorded net income per Limited Partnership Unit of $3.37 and $5.28 for the quarters ended September 30, 1998 and 1997, respectively, and net income of $17.17 and $14.82 for the nine months ended September 30, 1998 and 1997, respectively.

Liquidity and Capital Resources

For the quarter ended September 30, 1998, rental revenue generated from operating leases and sales proceeds generated from equipment sales were the primary sources of funds for the Partnership. As equipment leases terminate, the General Partner determines if the equipment will be extended to the same lessee, remarketed to another lessee, or if it is less marketable, sold. This decision is made upon analyzing which options would generate the most favorable results.

Rental income will continue to decrease due to two factors. First, lower rental rates are obtained on the remarketing of existing equipment after the expiration of the original lease. Typically the remarketed rates are lower due to the decrease in useful life of the equipment. Second, the increasing change of technology in the computer industry usually decreases the demand for older equipment, thus increasing the possibility of obsolescence. Both of these factors together will cause remarketed rates to be lower than original rates and will cause certain leases to terminate upon expiration. This decrease however, should not affect the partnership's ability to meet its future cash requirements, including its long-term debt obligations. To the extent that future cash flows should be insufficient to meet the Partnership's operating expenses and liabilities, additional funds could be obtained through the sale of equipment, or a reduction in the rate of cash distributions. Future rental revenues amount to $1,101,738 and are to be received over the next four years.

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-D
                      (A Massachusetts Limited Partnership)

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                   (Unaudited)

The Partnership's investing activities for the nine month periods resulted in equipment sales with a depreciated cost basis of $232,232, generating $168,498 in proceeds. Included in equipment sales is a $91,966 loss which was charged against the reserve, initially set up in a prior period to account for estimated losses on the ultimate disposition of equipment.

The Partnership's financing activities resulted in the paydown on long-term debt in the amount of $500,960 for the nine months ended September 30, 1998. The Partnership will payoff its remaining long-term debt of $357,682 by 2000. Total long-term debt assumed by the Partnership from inception is $7,820,977, for a total leverage of 25%.

Cash distributions are currently at an annual level of 6% per Limited Partnership Unit or $7.50 per Limited Partnership Unit on a quarterly basis. For the quarter ended September 30, 1998, the Partnership declared a cash distribution of $159,356, of which $7,968 was allocated to the General Partner and $151,388 was allocated to the Limited Partners. The distribution will be made on November 27, 1998. The Partnership expects to continue paying near this level in the future. The effects of inflation have not been significant to the Partnership and are not expected to have any material impact in future periods.

On January 9, 1997, TLP Holding LLC purchased all the common stock of TLP Leasing Programs, Inc. from CMI Holding Co. Under the new ownership, it is expected that TLP Leasing Programs, Inc. will continue to operate in the same manner of business as it has in the past.

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-D
                      (A Massachusetts Limited Partnership)

                    Computer Equipment Portfolio (Unaudited)
                               September 30, 1998

Lessee

American Hard Cider
Caterpillar Company, Incorporated
Cerulean, Incorporated
Direct Cable TV, Incorporated
Evare, Incorporated
Faxnet, Incorporated
George Melhado and Company
H.J. Meyers & Company, Incorporated
Hughes Aircraft
Internet Access Company
J. Walter Thompson, U.S.A., Incorporated
Jumbo Sports, Incorporated
Mercury Marine, Division of Brunswick Corporation
NYNEX National, Incorporated
ON Technology Corporation
Owens Corning Fiberglass, Incorporated
Packard Hughes Interconnect, Incorporated
USG Corporation
Venturcom, Incorporated
VIP Calling, Incorporated

Equipment Description                                 Acquisition Price

Computer peripherals                                   $      1,546,149
Processors & upgrades                                         1,508,935
Other                                                           956,984
                                                       ----------------

                                                       $      4,012,068
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


Date:  November 12, 1998

By:    Arthur P. Beecher,
       President