Form 10-K
period 1998-12-31
WELLESLEY LEASE INCOME LTD PARTNERSHIP III-D
filed 1999-03-31
CIK 760386

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934



     For the fiscal year ended December 31, 1998 Commission File No. 2-95011


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

                   -------------------------------------------

Securities registered pursuant to Section 12(b) of the Act                  None

                   -------------------------------------------

Securities registered pursuant                                  Units of Limited
 to Section 12(g) of the Act                               Partnership Interests

                   -------------------------------------------


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

State the aggregate market value of the voting stock held by non-affiliates of the registrant as of March 31, 1999: Not applicable, since securities are non-voting.

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

                                     Part I
Item 1.  Business.

Wellesley Lease Income Limited Partnership III-D (the "Partnership") is a limited partnership organized under the provisions of the Massachusetts Uniform Limited Partnership Act on December 18, 1984. As of December 31, 1998, the Partnership consisted of a General Partner and 1,967 Limited Partners owning 20,185 Units of Limited Partnership Interests of $500 each (the "Units"), except that employees of the Corporate General Partners of the General Partner and employees and securities representatives of its affiliates purchased 334 Units for a net price of $460 per Unit, and the Partnership incurred no obligation to pay any sales commissions with respect to such sales. The Units were sold commencing March 19, 1985, pursuant to a Registration Statement on Form S-1 under the Securities Act of 1933. As set forth more fully at Item 10. Directors and Executive Officers of the Partnership. of this report, the General Partner is Wellesley Leasing Partnership, and the General Partner has three Corporate General Partners (the "Corporate General Partners"): TLP Leasing Programs, Inc. ("TLP") and TLP Management Services Corporation ("TLPMS"), formerly CIS Management Services Corporation ("CISMS"), both Massachusetts corporations and Waddell & Reed Financial Services, Inc. ("Waddell & Reed", formerly TUP Services, Inc., "TUPS"), a Missouri corporation.

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

The closing date of the Partnership was April 25, 1986, and aggregate equipment purchased through December 31, 1998, is $31,576,015. At the end of 1998, there are 37 leases in place with 16 lessees. The acquisition of these leases and equipment is described more fully in Item 2. Properties. of this report and notes 3 and 4 to the financial statements included in Item 8.
Financial Statements and Supplementary Data.

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

Of the leases in place at December 31, 1998, the Partnership owned various computer equipment with an original cost basis of $3,589,735. Listed below is a breakdown of the various types of computer equipment owned:

               Computer peripherals                         $       707,108
               Processors & upgrades                              1,361,264
               Other                                              1,521,363
                                                            ---------------

                                                            $     3,589,735
                                                            ===============

Of the leases in place at December 31, 1998, the average lease term is 33 months and the average monthly lease rate as a percentage of original equipment cost is 3.31%.

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

7. Defaults by Lessees. Default by a lessee may cause equipment to be returned to the Partnership at a time when the General Partner may be unable to promptly arrange for its re-leasing (at the rental rate previously received or otherwise) or sale (with or without a loss), thus resulting in the loss of anticipated revenues and the inability to recover the Partnership's investment and repay related debt. Any related debt may be secured by the returned equipment and, in some cases, by the Partnership's other equipment. If the debt is not paid in a timely manner, the lender may foreclose and assume ownership of all equipment securing the debt, resulting in economic loss and adverse tax consequences to the Partnership's partners. Four lessees, American Hard Cider, Incorporated, J. Walter Thompson, Jumbo Sports, Incorporated and The Internet Access Company, Incorporated, lease equipment in excess of 10% of total rental income for the year ended December 31, 1998. The related rental payments comprise 14.34%, 14.75%, 19.02%, and 20.44%, respectively, of the total rental income for the year ended December 31, 1998. American Hard Cider, Incorporated, J. Walter Thompson, Jumbo Sports, Incorporated and The Internet Access Company, Incorporated lease equipment comprising 17.64%, 11.51%, 16.37% and 17.28%, respectively, of the total equipment portfolio at December 31, 1998.

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

Item 2.  Properties.

At  December  31,  1998,  the  Partnership  owned  computer   equipment  with  a
depreciated cost basis of $1,014,032. All purchases of computer equipment are subject to a 3% acquisition fee paid to the General Partner.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5. Market for the Partnership's Securities and Related Security Holder Matters.

(a)  Market Information

The Partnership's outstanding securities consist of Limited Partnership Interests in Units of $500 each. As of December 31, 1998, 20,185 Units had been sold to the public at a price of $500 per Unit (except for 334 Units which were sold for a net price of $460 per Unit to employees of the Corporate General Partners of the General Partner and employees and securities representatives of its affiliates).

There is no public market for the Units, and it is not anticipated that such a public market will develop.

(b)  Approximate Number of Security Holders

                                      Number of Unit                            Number of Units
                                     holders on Record                              as of
 Title of Class                        as of 12/31/98                              12/31/98


    Units of
    Limited
    Partnership
    Interests                                1,962                                  20,185



(c)  Dividend History and Restrictions

During the fiscal period ended December 31, 1986 the Partnership completed its offering of 20,185 Units. Pursuant to Section 8 of the Limited Partnership Agreement, the Partnership's "Distributable Cash From Operations" for each year will be determined and then distributed to the Partners. Upon reaching the end of its reinvestment period (the ninth anniversary of the Partnership's closing date), the Partnership will also distribute to the Partners "Distributable Cash From Sales or Refinancings", if any. The Partnership distributed $605,558, $504,626 and $857,863 to the Limited Partners and $31,872, $26,560 and $45,152
to the General Partners in 1998, 1997 and 1996, respectively. The cumulative cash distributions to the Limited Partners through December 31, 1998 are $12,131,198 as compared with the Limited Partners' net contributed capital of $8,987,039.

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

Each distribution of Distributable Cash From Operations and any Distributable Cash From Sales or Refinancings from gains of the Partnership shall be allocated 95% to the Limited Partners and 5% to the General Partner. Any losses from sales or refinancings of equipment shall be allocated 99% to the Limited Partners and 1% to the General Partner until "Payout" has occurred. "Payout" means the time when the aggregate amount of all distributions to the Limited Partners of Distributable Cash From Operations and of Distributable Cash From Sales or
Refinancings equals the aggregate amount of the Limited Partners' original invested capital plus a cumulative 10% annual return (compounded daily) on their aggregate unreturned invested capital (calculated from the beginning of the first full fiscal quarter following the Partnership's closing date). Including the distribution for the fourth quarter of 1998 made February 26, 1999, cumulative distributions to date are $608.50 per Unit. This constitutes 122% of your initial investment. After Payout has occurred, any Distributable Cash From Sales or Refinancings will be distributed 15% (plus an additional 1% for each 1% by which the total of all Limited Partners' original Capital Contributions actually paid or allocated to the Partnership's investment in equipment exceeds the greater of (i) 80% of the gross proceeds of the Partnership's offering of Units, reduced by 0.0625% for each 1% of leverage encumbering Partnership equipment, or (ii) 75% of the gross proceeds of such offering) to the General Partner, and the remainder to the Limited Partners. It is not anticipated that Payout will occur as of the liquidation of this Partnership.

Distributable Cash, if any, will be distributed within 60 days after the completion of each of the first three fiscal quarters of each Partnership fiscal year, and within 120 days after the completion of each fiscal year, beginning after the first full fiscal quarter following the Partnership's closing date. Each such distribution will be described in a statement sent to the Limited Partners.

Item 6.  Selected Financial Data.

The following table sets forth selected financial information regarding the Partnership's financial position and operating results. This information should be read in conjunction with the financial statements and notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations, which are included in Items 7. and 8., respectively, of this report.



                                                                  For the Years Ended December 31,
                                                  1998             1997              1996              1995              1994
                                          --------------------------------------------------------------------------------------


Operating Data
   Rental Income                          $      1,532,778  $     1,773,096   $      1,557,912  $    2,483,009  $      2,315,814
   Interest Income                                  12,385           11,152             18,063          16,961            30,787
   Net Income                                      387,470          401,383            160,016         471,147           759,459
   Net Income Per Limited
     Partnership Unit                                17.62            18.57             5.35             21.01             35.30
   Distributions to Partners                       637,430          531,186            903,015         956,134         1,062,371
   Distributions Per Limited
     Partnership Unit                                30.00            25.00              42.50           45.00             50.00

Balance Sheet Data

   Cash and Cash Equivalents              $        403,150  $       253,590   $        265,199  $      245,755  $        592,377
   Computer Equipment at Cost                    3,589,735        6,164,470          5,844,357       7,636,323         7,469,559
   Total Assets                                  1,477,641        2,382,132          2,451,823       3,116,203         3,284,409
   Long-term Debt                                  229,717          858,642            795,925         732,726           366,745
   Partners' Equity                              1,140,261        1,390,221          1,520,024       2,263,023         2,748,010


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

Results of Operations

The Partnership realized net income of $387,470, $401,383 and $160,016 for the years ended December 31, 1998, 1997 and 1996, respectively. Rental income decreased $240,318 or 14% and increased $215,184 or 14% in 1998 and 1997, respectively. The current year decrease in rental income is primarily due to lower rental rates obtained on equipment lease extensions and remarketings resulting after the initial lease term expires. The 1997 increase is primarily due to to new leases resulting from equipment acquisitions in the amount of $1,168,532 as a result of the extension of the reinvestment period. Interest income increased in the current year as a result of higher average short-term investment balances held during 1997, versus the prior year in which interest income decreased due to the lower average short-term balances held. The net gain on sale of equipment in the current year is less than 1997 as a result of fewer equipment sales in 1998 than in 1997.

Total costs and expenses decreased 17% and 13% in 1998 and 1997, respectively, compared to prior periods. The decrease in costs and expenses is primarily a result of lower depreciation expense. The current year decrease in depreciation expense is attributable to a portion of the equipment becoming fully depreciated. Interest expense decreased $22,707 between 1998 and 1997 due to the continued paydown of long-term debt. Management fees decreased in the current year as a result of the decrease in rental income. General and administrative expenses increased $32,806 or 19% mainly due to an increase in the allocable salaries of the partnership accounting and reporting personnel of the General Partner during the current year. The continued successful collection efforts on delinquent accounts has again resulted in a reversal of the provision for doubtful accounts.

The Partnership recorded net income per Limited Partnership Unit of $17.62, $18.57 and $5.35 for the years ended December 31, 1998, 1997 and 1996, respectively. The allocation for each of the years includes a cost recovery allocation of profit and loss among the General and Limited Partners. This cost recovery allocation is required to maintain capital accounts consistent with the distribution provisions of the Partnership Agreement. In certain periods, the cost recovery of profit and loss may result in an allocation of net loss to the Limited Partners in instances when the Partnership's operations were profitable for the period.

Year 2000 Compliance

The year 2000 compliance issue concerns the inability of computerized information systems to accurately calculate, store or use a date after 1999. This could result in computer system failures or miscalculations causing disruptions of operations. The Year 2000 issue affects almost all companies and organizations.

TLP has planned for the Year 2000 Compliance since late in 1996. TLP has inventoried, classified, changed, upgraded, and/or modified its infrastructure, hardware, mission-critical software and non-critical software to be compliant with the year 2000 requirements. All hardware and software has either been tested, if applicable, or certification has been received from the vendor to be Year 2000 compliant. All the hardware tested positively for "Basic Input/Output System" updates. Any future hardware or software purchased by TLP must be Year 2000 compliant prior to the actual purchase.

Liquidity and Capital Resources

For the year ended December 31, 1998, rental revenue generated from operating leases and sales proceeds generated from equipment sales were the primary sources of funds for the Partnership. As equipment leases terminate, the General Partner determines if the equipment will be extended to the same lessee, remarketed to another lessee, or sold. This decision is made upon analyzing which option generates the most favorable result.

It is expected that rental income will decline in the future due to two factors. First, lower rates are obtained on the remarketing of existing equipment upon expiration of the original leases. Typically the remarketed rates are lower due to the decrease in useful life of the equipment. Secondly, the increasing change of technology in the computer industry usually decreases the demand for older equipment, thus increasing the possibility of obsolescence. Both of these factors together will cause remarketed rates to be lower than original rates and will cause certain leases to terminate upon expiration. This decrease however, should not affect the partnership's ability to meet its future cash requirements, including long-term debt obligations. To the extent that future cash flows should be insufficient to meet the Partnership's operating expenses and liabilities, additional funds could be obtained through the sale of equipment, or a reduction in the rate of cash distributions. Future rental revenues amount to $942,355 and are to be received over the next three years (see note 4 to the financial statements).

The Partnership's investing activities for the year resulted in equipment sales with a net depreciated cost basis of $205,749, generating $234,458 in proceeds. The Partnership will not purchase equipment in the future as the Partnership reached the end of its extended reinvestment period in June, 1997.

The Partnership's financing activities included a paydown on long-term debt during 1998 of $628,925. The Partnership will payoff its remaining long-term debt of $229,717 by 2000. Total long-term debt assumed by the Partnership from inception is $7,995,934, for a total leverage of 25%.

Cash distributions paid in the first quarter of 1999 are currently at an annual level of 6% per Limited Partnership Unit, or $7.50 per Limited Partnership Unit. During 1998, the Partnership distributed a total of $30.00 per Limited Partnership Unit, of which $17.62 per Unit represents income and $12.38 per Unit represents a return of capital. For the quarter ended December 31, 1998, the Partnership declared a cash distribution of $159,356, of which $7,968 was allocated to the General Partner and $151,388 was allocated to the Limited Partners. The distribution subsequently occurred on February 26, 1999. The Partnership expects to continue paying at or near this level in the future. The effects of inflation have not been significant to the Partnership and are not expected to have any material impact in future periods.

Item 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA




                          Independent Auditors' Report




The Partners of Wellesley Lease Income Limited Partnership III-D:

We have audited the accompanying balance sheets of Wellesley Lease Income Limited Partnership III-D (a Massachusetts Limited Partnership) as of December 31, 1998 and 1997, and the related statements of operations, partners' equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 1998. In connection with our audits of the financial statements, we have also audited the accompanying financial statement schedule II for each of the years in the three-year period ended December 31, 1998. These financial statements and this financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and this financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wellesley Lease Income Limited Partnership III-D as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.






                                                           KPMG Peat Marwick LLP



Boston, Massachusetts
February 26, 1999


                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-D
                      (A Massachusetts Limited Partnership)

                                 Balance Sheets
                           December 31, 1998 and 1997

                                     Assets
                                                                                       1998                     1997
                                                                                 ----------------        ----------------
Investment property, at cost:
   Computer equipment                                                            $      3,589,735        $      6,164,470
     Less accumulated depreciation                                                      2,575,703               4,119,544
                                                                                 ----------------        ----------------
       Investment property, net                                                         1,014,032               2,044,926

Cash and cash equivalents                                                                 403,150                 253,590
Rents receivable, net                                                                       5,483                  46,355
Sales receivable, net                                                                           -                   2,200
Accounts receivable - affiliates                                                           48,059                  17,768
Other assets                                                                                6,917                  17,293
                                                                                 ----------------        ----------------

     Total assets                                                                $      1,477,641        $      2,382,132
                                                                                 ================        ================

                        Liabilities and Partners' Equity
Liabilities:
   Current portion of long-term debt                                             $        225,770        $        628,925
   Accounts payable and accrued expenses - affiliates                                      23,637                  31,639
   Accounts payable and accrued expenses                                                   52,371                  61,989
   Unearned rental revenue                                                                 31,655                  39,641
   Long-term debt, less current portion                                                     3,947                 229,717
                                                                                 ----------------        ----------------

     Total liabilities                                                                    337,380                 991,911
                                                                                 ----------------        ----------------

Partners' equity:
   General Partner:
     Capital contribution                                                                   1,000                   1,000
     Cumulative net income                                                                637,502                 605,630
     Cumulative cash distributions                                                       (638,502)               (606,630)
                                                                                 ----------------        ----------------
                                                                                                -                       -
                                                                                 ----------------        ----------------
   Limited Partners (20,185 units):
     Capital contribution, net of offering costs                                        8,987,039               8,987,039
     Cumulative net income                                                              4,284,420               3,928,822
     Cumulative cash distributions                                                    (12,131,198)            (11,525,640)
                                                                                 ----------------        ----------------
                                                                                        1,140,261               1,390,221
                                                                                 ----------------        ----------------
     Total partners' equity                                                             1,140,261               1,390,221
                                                                                 ----------------        ----------------

     Total liabilities and partners' equity                                      $      1,477,641        $      2,382,132
                                                                                 ================        ================

                 See accompanying notes to financial statements.


                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-D
                      (A Massachusetts Limited Partnership)

                            Statements of Operations
                  Years Ended December 31, 1998, 1997 and 1996


                                                                   1998                    1997                  1996
                                                             --------------          --------------        --------------

Revenue:
   Rental income                                             $    1,532,778          $    1,773,096        $    1,557,912
   Interest income                                                   12,385                  11,152                18,063
   Net gain on sale of equipment                                     28,709                  50,663               238,012
                                                             --------------          --------------        --------------

       Total revenue                                              1,573,872               1,834,911             1,813,987
                                                             --------------          --------------        --------------

Costs and expenses:
   Depreciation                                                     825,145               1,103,845             1,293,741
   Interest                                                          51,388                  74,095                52,340
   General and administrative                                       318,537                 301,757               282,922
   (Reversal of) provision for
     doubtful accounts                                               (8,668)                (46,169)               24,968
                                                             --------------          --------------        --------------

       Total costs and expenses                                   1,186,402               1,433,528             1,653,971
                                                             --------------          --------------        --------------

Net income                                                   $      387,470          $      401,383        $      160,016
                                                             ==============          ==============        ==============

                 See accompanying notes to financial statements.


                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-D
                      (A Massachusetts Limited Partnership)

                    Statements of Partners' Equity (Deficit)
                  Years Ended December 31, 1998, 1997 and 1996


                                                             General              Limited
                                                             Partner              Partners                 Total



Equity (deficit) at
    December 31, 1995                                      $      (6,945)       $     2,269,968     $      2,263,023

Net income                                                        52,097                107,919              160,016

Cash distributions                                               (45,152)              (857,863)            (903,015)
                                                           -------------        ---------------     ----------------

Equity at
    December 31, 1996                                                  -              1,520,024            1,520,024

Net income                                                        26,560                374,823              401,383

Cash distributions                                               (26,560)              (504,626)            (531,186)
                                                           -------------        ---------------     ----------------

Equity at
    December 31, 1997                                                  -              1,390,221            1,390,221

Net income                                                        31,872                355,598              387,470

Cash distributions                                               (31,872)              (605,558)            (637,430)
                                                           -------------        ---------------     ----------------

Equity at
    December 31, 1998                                      $           -        $     1,140,261     $      1,140,261
                                                           =============        ===============     ================

                 See accompanying notes to financial statements.


                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-D
                      (A Massachusetts Limited Partnership)

                            Statements of Cash Flows
                  Years Ended December 31, 1998, 1997 and 1996

                                                                            1998               1997              1996
                                                                            ----               ----              ----

Cash flows from operating activities:
   Net income                                                        $      387,470     $       401,383    $      160,016
                                                                     --------------     ---------------    --------------

   Adjustments  to  reconcile  net  income  to net cash
     provided  by  operating activities:
       Depreciation                                                         825,145           1,103,845         1,293,741
       (Reversal of) provision for doubtful accounts                         (8,668)            (46,169)           24,968
       Net gain on sale of equipment                                        (28,709)            (50,663)         (238,012)
       Net decrease in current assets                                        31,825             129,262            65,415
       Net (decrease) increase in current liabilities                       (25,606)             (2,605)           15,420
                                                                     --------------     ---------------    --------------

         Total adjustments                                                  793,987           1,133,670         1,161,532
                                                                     --------------     ---------------    --------------

         Net cash provided by operating activities                        1,181,457           1,535,053         1,321,548
                                                                     --------------     ---------------    --------------

Cash flows from investing activities:
   Purchase of investment property                                                -          (1,168,532)         (968,266)
   Proceeds from sales of investment property                               234,458              90,339           505,978
                                                                     --------------     ---------------    --------------

         Net cash provided by (used in) investing activities                234,458          (1,078,193)         (462,288)
                                                                     --------------     ---------------    --------------

Cash flows from financing activities:
   Proceeds from borrowings on long-term debt                                     -             708,661           488,322
   Principal payments on long-term debt                                    (628,925)           (645,944)         (425,123)
   Cash distributions to partners                                          (637,430)           (531,186)         (903,015)
                                                                     --------------     ---------------    --------------

         Net cash used in financing activities                           (1,266,355)           (468,469)         (839,816)
                                                                     --------------     ---------------    --------------

Net increase (decrease) in cash and cash equivalents                        149,560             (11,609)           19,444

Cash and cash equivalents at beginning of year                              253,590             265,199           245,755
                                                                     --------------     ---------------    --------------

Cash and cash equivalents at end of year                             $      403,150     $       253,590    $      265,199
                                                                     ==============     ===============    ==============

Supplemental cash flow information:
   Interest paid during the year                                     $       51,388     $        74,095    $       52,340
                                                                     ==============     ===============    ==============

                 See accompanying notes to financial statements.

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-D
                      (A Massachusetts Limited Partnership)

                          Notes to Financial Statements
                        December 31, 1998, 1997 and 1996

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

Pursuant to the terms of the Amended Agreement of Limited Partnership, Distributable Cash From Operations and Profits for federal income tax and financial reporting purposes from normal operations and any Distributable Cash From Sales or Refinancings from gains of the Partnership shall be allocated 95% to the Limited Partners and 5% to the General Partner. Further, gains on sales of equipment occurring after the reinvestment period end shall be allocated first to eliminate negative capital accounts, if any, and second 95% to the Limited Partners and 5% to the General Partner until "Payout". "Payout" means the time when the aggregate amount of all distributions to the Limited Partners of Distributable Cash From Operations and of Distributable Cash From Sales or Refinancings equals the aggregate amount of the Limited Partners' original invested capital plus a cumulative 10% annual return (compounded daily) on their aggregate unreturned invested capital (calculated from the beginning of the first full fiscal quarter following the Partnership's closing date). Losses for federal income tax and financial reporting purposes from normal operations and any Distributable Cash From Sales or Refinancings from losses of the Partnership shall be allocated 99% to the Limited Partners and 1% to the General Partner until Payout has occurred, and 85% to the Limited Partners and 15% to the General Partner thereafter. In addition, special cost recovery allocations may be required to reflect the differing initial capital contributions of the General Partner and the Limited Partners. The Partnership's books and records are in accordance with the terms of the Amended Agreement of Limited Partnership. Including the fourth quarter of 1998 distribution made February 26, 1999, cumulative distributions to date are $608.50 per Unit. This constitutes 122% of the initial investment. It is not anticipated that Payout will occur as of the liquidation of this Partnership.

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

Depreciation on investment property purchased in 1987 and thereafter is provided using the double-declining balance method, generally over a five-year period. The Partnership's policy is to periodically review the estimated fair market value of its equipment to assess the recoverability of its undepreciated cost. In accordance with this policy, the Partnership records a charge to depreciation expense in instances when the net book value of equipment exceeds its net realizable value. Included in depreciation expense in 1996 is a provision for $100,000 to properly reflect the equipment portfolio's net realizable value. Routine maintenance and repairs are expensed as incurred. Major betterments and enhancements are capitalized and depreciated in accordance with the Partnership's depreciation policy.

Cash and Cash Equivalents

The  Partnership  considers  cash  and  short-term   investments  with  original
maturities of three months or less to be cash and cash equivalents.

Allowance for Doubtful Accounts

The financial statements include allowances for estimated losses on receivable balances. The allowances for doubtful accounts are based on past write off experience and an evaluation of potential uncollectible accounts within the current receivable balances. Receivable balances which are determined to be uncollectible are charged against the allowance and subsequent recoveries, if any, are credited to the allowance. At December 31, 1998 and 1997, the allowance for doubtful accounts included in rents receivable was $938 and $9,806, respectively, and $0 and $0 included in sales receivable, respectively.

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-D
                      (A Massachusetts Limited Partnership)

                          Notes to Financial Statements

Income Taxes

No provision for federal income taxes has been made as the liability for such taxes is that of the Partners rather than the Partnership. Taxable income, as reported on Schedule K-1, Form 1065 "Partner's Share of Income, Credits, Deductions, etc.", was $288,189, $406,922 and $162,413 in 1998, 1997 and 1996,
respectively (see note 7).

(3)   Investment Property

At  December  31,  1998,  the  Partnership  owned  computer   equipment  with  a
depreciated cost basis of $1,014,032. All purchases of computer equipment are subject to a 3% acquisition fee paid to the General Partner.

(4)   Leases

Description of leasing arrangements:

Operations consist primarily of leasing computer equipment. All equipment leases are classified as operating leases and expire over the next three years.

Minimum lease payments scheduled to be received in the future under existing noncancelable operating leases are as follows:

                             1999                   $      842,389
                             2000                           97,446
                             2001                            2,520
                                                    --------------

                                                    $      942,355
                                                    ==============

Four lessees, American Hard Cider, Incorporated, J. Walter Thompson, Jumbo Sports, Incorporated and The Internet Access Company, Incorporated, lease equipment in excess of 10% of total rental income for the year ended December 31, 1998. The related rental payments comprise 14.34%, 14.75%, 19.02% and 20.44%, respectively, of the total rental income for the year ended December 31, 1998. American Hard Cider, Incorporated, J. Walter Thompson, Jumbo Sports, Incorporated and The Internet Access Company, Incorporated lease equipment comprising 17.64%, 11.51%, 16.37% and 17.28%, respectively, of the total equipment portfolio at December 31, 1998.

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-D
                      (A Massachusetts Limited Partnership)

                          Notes to Financial Statements

 5)   Related Party Transactions

Fees, commissions and other expenses paid or accrued by the Partnership to the General Partner or affiliates of the General Partner for the years ended December 31 are as follows:

                                                    1998                1997              1996
                                                    ----                ----              ----

Equipment acquisition fees                       $          -        $     34,035      $     28,202
Management fees                                       115,631             131,657           126,138
Reimbursable expenses paid                            188,015             165,800           147,986
                                                 ------------        ------------      ------------

                                                 $    303,646        $    331,492      $    302,326
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

(6)   Long-term Debt

Long-term debt at December 31, 1998 consists of two installment notes from Pullman Capital Corporation totaling $76,254 with an interest rate of 8.75% and 10.50%, and twelve loans totaling $153,463 from Liberty Bank, two bearing interest at 8.50%, one bearing interest at 8.25%, and the nine remaining loans bearing interest at 10.50%. All loans are non-recourse and are collateralized by equipment on the respective leases with a total net book value of $360,434 and assignment of the related leases.

Maturities on long-term debt are as follows:

                          1999                   $      225,770
                          2000                            3,947
                                                 --------------

                                                 $      229,717
                                                 ==============

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-D
                      (A Massachusetts Limited Partnership)

                          Notes to Financial Statements

(7)   Reconciliation of Financial Statement  Net Income to  Taxable  Income  to
      Partners

A reconciliation of financial statement net income to taxable income to partners is as follows for the years ended December 31:

                                                                                 1998            1997           1996
                                                                                 ----            ----           ----

      Net income per financial statements                                    $    387,470     $    401,383   $    160,016

      Provision for doubtful accounts expense for financial
           statement purposes (less than) in excess of provision
           for doubtful accounts expense for tax purposes                          (8,868)         (43,610)        24,968

      Depreciation expense for financial statement purposes
           in excess of depreciation expense for tax purposes                      33,645           20,547         93,800

      Net  gain on sale of equipment for financial  statement purposes in excess of (less than) net gain on sale
           of equipment for tax purposes                                         (124,058)          28,602       (116,371)
                                                                             -------------    ------------   ------------

      Taxable income to partners                                             $    288,189     $    406,922   $    162,413
                                                                             ============     ============   ============

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


                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-D
                      (A Massachusetts Limited Partnership)




Schedule II - Valuation and Qualifying Accounts and Reserves


                                                          Additions charged
                                      Balance at           to (recoveries                                       Balance
                                      beginning            credited from)                                       at end
Classification                          of year           costs and expenses            Charge-offs             of year


Year ended
December 31, 1996                  $         28,448        $         24,968         $              -        $          53,416
                                   ================        ================         ================        =================

Year ended
December 31, 1997                  $         53,416        $        (43,610)        $              -        $           9,806
                                   ================        ================         ================        =================

Year ended
December 31, 1998                  $          9,806        $         (8,668)        $           (200)       $             938
                                   ================        ================         ================        =================

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-D
                      (A Massachusetts Limited Partnership)

                    Computer Equipment Portfolio (Unaudited)
                                December 31, 1998

Lessee

American Hard Cider, Incorporated
Cerulean Technology, Incorporated
Direct Cable TV, Incorporated
Elron Software, Incorporated
Evare, Limited Liability Corporation
Faxnet, Incorporated
George Melhado and Company
Hughes Aircraft Corporation
J. Walter Thompson, U.S.A., Incorporated
JumboSports, Incorporated
Mercury Marine, Division of Brunswick Corporation
NYNEX National, Incorporated
The Internet Access Company, Incorporated
USG Corporation
VenturCom, Incorporated
VIP Calling, Incorporated

Equipment Description                                 Acquisition Price

Computers                                              $        707,108
Peripherals                                                   1,361,264
Other                                                         1,521,363
                                                       ----------------

                                                       $      3,589,735
                                                       ================


Exhibit 11      WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-D
                      (A Massachusetts Limited Partnership)

             Computation of Net Income per Limited Partnership Unit
                  Years Ended December 31, 1998, 1997 and 1996

                                                                             1998               1997                 1996
                                                                             ----               ----                 ----

Net income                                                            $      387,470     $        401,383     $        160,016

Gain on sale                                                                 (28,709)             (50,663)            (245,351)
Loss on sale                                                                       -                    -                7,339
Special cost recovery allocation                                             (13,157)              (6,832)                   -
                                                                      --------------     ----------------     ----------------

Available income (loss) from operations                                      345,604              343,888              (77,996)
                                                                      --------------     ----------------     ----------------

Allocations to General Partner:
   Income (loss) from operations                                              17,280               17,194                 (780)
   Gain on sale                                                                1,435                2,534               52,950
   Loss on sale                                                                    -                    -                  (73)
   Special cost recovery allocation                                           13,157                6,832                    -
                                                                      --------------     ----------------     ----------------

Income allocated to General Partner                                           31,872               26,560               52,097
                                                                      --------------     ----------------     ----------------

Income allocated to Limited Partners                                  $      355,598     $        374,823     $        107,919
                                                                      ==============     ================     ================

Number of Limited Partnership Units                                           20,185               20,185               20,185

Net income per Limited Partnership Unit                               $        17.62     $          18.57     $           5.35
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


TLP and TLPMS

          Name                                                       Title                                            Age

Nicholas C. Bogard                                 Director                                                            53
Arthur P. Beecher                                  Director, President, and Clerk                                      61
Nancy E. Malone                                    Vice President, Lease Financing                                     40
Irene V. King                                      Vice President, Satellite Operations                                51
James P. Campbell                                  Vice President, Marketing                                           59

Waddell & Reed

          Name                                                       Title                                            Age

Keith A. Tucker                                    President, Chief Executive Officer                                  54
                                                      and Director
Robert L. Hechler                                  Vice President, Chief Operations Officer,                           62
                                                      Treasurer and Director
Henry J. Herrmann                                  Vice President, Chief Investment Officer                            56
                                                      and Director
Robert J. Williams, Jr.                            Vice President and National Sales Manager                           54
Sharon K. Pappas                                   Vice President, Secretary                                           40
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

James P. Campbell is Vice President, Marketing of TLP. Prior to joining TLP, he was Senior Vice President, Sales, at Chancellor Corporation of Boston, Massachusetts. He has held Sales Management positions at Hertz Corporation Truck Leasing and Associates Leasing. Mr. Campbell holds a B.S. in Psychology from Boston College.

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

Item 11.  Management Remuneration and Transactions.

(a), (b), (c), (d), and (e): The Officers and Directors of the Corporate General Partners receive no current or proposed direct remuneration in such capacities, pursuant to any standard arrangements or otherwise, from the Partnership. In addition, the Partnership has not paid and does not propose to pay any options, warrants or rights to the Officers and Directors of the Corporate General Partners. There exists no remuneration plan or arrangement with any Officer or Director of the Corporate General Partners resulting from the resignation, retirement or any other termination. See note 5 to the financial statements included in Item 8. of this report for a description of the remuneration paid by the Partnership to the General Partner and its affiliates during 1998, 1997 and 1996.

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

No person or group is known by the General Partner to own beneficially more than 5% of the Partnership's 20,185 outstanding Limited Partnership Units as of December 31, 1998.

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


                                     Part IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K: None.

   (a) 1. Financial Statements                                                                                    Page No.

          Independent Auditors' Report                                                                              15
          Balance Sheets at December 31, 1998 and 1997                                                              16
          Statements of Operations
              Years Ended December 31, 1998, 1997 and 1996                                                          17
          Statements of Partners' Equity (Deficit)
             Years Ended December 31, 1998, 1997 and 1996                                                           18
          Statements of Cash Flows
             Years Ended December 31, 1998, 1997 and 1996                                                           19
          Notes to Financial Statements                                                                             20-24


       2. Financial Statement Schedules

          Schedule II - Valuation and Qualifying Accounts and Reserves                                              25

          All other financial  statement  schedules are omitted because they are
          not  applicable,  the  data  is  not  significant,   or  the  required
          information is shown elsewhere in this report.

          Computer Equipment Portfolio (Unaudited)                                                                  26


       3. Exhibit Index

          11  Statement regarding computation of net income per Limited Partnership Unit                            27

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


Date:   March 27, 1999

By:     Arthur P. Beecher,
        President