Form 10-Q
period 1999-03-31
WELLESLEY LEASE INCOME LTD PARTNERSHIP III-D
filed 1999-05-11
CIK 760386

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             -----------------------

                                    FORM 10-Q
                   Quarterly Report Under Section 13 or 15(d)
              of the United States Securities Exchange Act of 1934

                             -----------------------


For Quarter Ended MARCH 31, 1999                     Commission File No. 2-95011


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


                 INDEX                                                                              Page No.

Part I.    FINANCIAL INFORMATION

              Financial Statements

                    Balance Sheets as of March 31, 1999 and December 31, 1998                        3

                    Statements of Operations
                          Quarters Ended March 31, 1999 and 1998                                     4


                    Statements of Cash Flows
                          Quarters Ended March 31, 1999 and 1998                                     5

                    Notes to Financial Statements                                                    6 - 7

              Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                                        8 - 9

              Computer Equipment Portfolio                                                           10

Part II.      OTHER INFORMATION

              Items 1 - 6                                                                            11

              Signature                                                                              12


                          PART I. FINANCIAL INFORMATION

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-D
                      (A Massachusetts Limited Partnership)

                                 Balance Sheets

                                      Assets                                       (Unaudited)              (Audited)
                                                                                     3/31/99                 12/31/98
                                                                                 ----------------        ----------------
Investment property, at cost (note 3):
   Computer equipment                                                            $      3,461,593        $      3,589,735
     Less accumulated depreciation                                                      2,613,841               2,575,703
                                                                                 ----------------        ----------------
       Investment property, net                                                           847,752               1,014,032

Cash and cash equivalents                                                                 324,133                 403,150
Rents receivable, net (note 2)                                                             26,871                   5,483
Accounts receivable - affiliates                                                           10,800                  48,059
Other assets                                                                                4,323                   6,917
                                                                                 ----------------        ----------------

     Total assets                                                                $      1,213,879        $      1,477,641
                                                                                 ================        ================

                        Liabilities and Partners' Equity
Liabilities:
   Current portion of long-term debt (note 5)                                    $        117,926        $        225,770
   Accounts payable and accrued expenses - affiliates (note 4)                             19,068                  23,637
   Accounts payable and accrued expenses                                                   34,766                  52,371
   Unearned rental revenue                                                                 23,586                  31,655
   Long-term debt, less current portion (note 5)                                                -                   3,947
                                                                                 ----------------        ----------------

     Total liabilities                                                                    195,346                 337,380
                                                                                 ----------------        ----------------

Partners' equity:
   General Partner:
     Capital contribution                                                                   1,000                   1,000
     Cumulative net income                                                                645,470                 637,502
     Cumulative cash distributions                                                       (646,470)               (638,502)
                                                                                 ----------------        ----------------
                                                                                                -                       -
                                                                                 ----------------        ----------------
   Limited Partners (20,185 units):
     Capital contribution, net of offering costs                                        8,987,039               8,987,039
     Cumulative net income                                                              4,314,079               4,284,420
     Cumulative cash distributions                                                    (12,282,585)            (12,131,198)
                                                                                 ----------------        ----------------
                                                                                        1,018,533               1,140,261
                                                                                 ----------------        ----------------
     Total partners' equity                                                             1,018,533               1,140,261
                                                                                 ----------------        ----------------

     Total liabilities and partners' equity                                      $      1,213,879        $      1,477,641
                                                                                 ================        ================

                 See accompanying notes to financial statements.



                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-D
                      (A Massachusetts Limited Partnership)

                            Statements of Operations
                    Quarters Ended March 31, 1999 and 1998
                                   (Unaudited)


                                                                                     1999                 1998
                                                                                ---------------     ---------------

Revenue:
   Rental income                                                                $       262,561     $       466,849
   Interest income                                                                        3,180               2,906
   Net gain on sale
     of equipment                                                                         1,495              15,181
                                                                                ---------------     ---------------

       Total revenue                                                                    267,236             484,936
                                                                                ---------------     ---------------

Costs and expenses:
   Depreciation                                                                         164,880             238,010
   Provision for doubtful accounts                                                          514               7,855
   Interest                                                                               4,436              18,735
   Related party expenses (note 4):
     Management fees                                                                     17,825              34,707
     General and administrative                                                          41,954              54,140
                                                                                ---------------     ---------------

       Total costs and expenses                                                         229,609             353,447
                                                                                ---------------     ---------------

Net income                                                                      $        37,627     $       131,489
                                                                                ===============     ===============

Net income per Limited
   Partnership Unit                                                             $          1.47     $          6.12
                                                                                ===============     ===============

                 See accompanying notes to financial statements.


                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-D
                      (A Massachusetts Limited Partnership)

                            Statements of Cash Flows
                     Quarters Ended March 31, 1999 and 1998
                                   (Unaudited)

                                                                                        1999                       1998
                                                                                     --------------           ---------------

Cash flows from operating activities:
   Net income                                                                        $       37,627           $      131,489
                                                                                     --------------           --------------

   Adjustments  to  reconcile  net  income  to net cash
     provided  by  operating activities:
       Depreciation                                                                         164,880                  238,010
       Provision for doubtful accounts                                                          514                    7,855
       Net gain on sale of equipment                                                         (1,495)                 (15,181)
       Net decrease in current assets                                                        17,951                   22,803
       Net (decrease) increase in current liabilities                                       (30,243)                   2,987
                                                                                     --------------           --------------

         Total adjustments                                                                  151,607                  256,474
                                                                                     --------------           --------------

         Net cash provided by operating activities                                          189,234                  387,963
                                                                                     --------------           --------------

Cash flows from investing activities:
   Proceeds from sales of investment property                                                 2,895                   47,349
                                                                                     --------------           --------------

         Net cash provided by investing activities                                            2,895                   47,349
                                                                                     --------------           --------------

Cash flows from financing activities:
   Principal payments on long-term debt                                                    (111,791)                (194,909)
   Cash distributions to partners                                                          (159,355)                (159,355)
                                                                                     --------------           --------------

         Net cash used in financing activities                                             (271,146)                (354,264)

Net increase (decrease) in cash and cash equivalents                                        (79,017)                  81,048

Cash and cash equivalents at beginning of period                                            403,150                  253,590
                                                                                     --------------           --------------

Cash and cash equivalents at end of period                                           $      324,133           $      334,638
                                                                                     ==============           ==============

Supplemental cash flow information:
   Interest paid during the period                                                   $        4,436           $       18,735
                                                                                     ==============           ==============

                 See accompanying notes to financial statements.

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-D
                      (A Massachusetts Limited Partnership)

                          Notes to Financial Statements
                Quarters Ended March 31, 1999 and March 31, 1998
                                   (Unaudited)

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

(2)   Summary of Significant Accounting Policies

Allowance for Doubtful Accounts

The financial statements include allowances for estimated losses on receivable balances. The allowances for doubtful accounts are based on past write off experience and an evaluation of potential uncollectible accounts within the current receivable balances. Receivable balances which are determined to be uncollectible are charged against the allowance and subsequent recoveries, if any, are credited to the allowance. At March 31, 1999 and December 31, 1998, the allowance for doubtful accounts included in rents receivable was $1,452 and $938, respectively.

(3)   Investment Property

At March 31, 1999, the Partnership owned computer equipment with a depreciated cost basis of $847,752. All purchases of computer equipment are subject to a 3% acquisition fee paid to the General Partner.

(4)   Related Party Transactions

Fees, commissions and other expenses paid or accrued by the Partnership to the General Partner or affiliates of the General Partner for the quarters ended March 31 are as follows:

                                           1999                 1998
                                           ----                 ----

Management fees                        $     17,825          $     34,707
Reimbursable expenses paid                   42,871                44,768
                                       ------------          ------------

                                       $     60,696          $     79,475
                                       ============          ============

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-D
                      (A Massachusetts Limited Partnership)

                          Notes to Financial Statements
                Quarters Ended March 31, 1999 and March 31, 1998
                                   (Unaudited)

Under the terms of the Partnership Agreement, the General Partner is entitled to a management fee equal to 7% of the monthly rental billings collected. Also, the Partnership reimburses the General Partner and its affiliates for certain expenses incurred by them in connection with the operation of the Partnership.

(5)   Long-term Debt

Long-term debt at March 31, 1999 consists of thirteen loans totaling $117,926. All loans are non-recourse and are collateralized by equipment on the respective leases with a total net book value of $263,381 and assignment of the related leases.

Maturities on long-term debt are as follows:


             1999                   $      113,980
             2000                            3,946
                                    --------------

                                    $      117,926
                                    ==============

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-D
                      (A Massachusetts Limited Partnership)

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                   (Unaudited)

Results of Operations

The following discussion relates to the Partnership's operations for the quarter ended March 31, 1999 in comparison to the quarter ended March 31, 1998.

The Partnership realized net income of $37,627 and $131,489 for the quarters ended March 31, 1999 and 1998, respectively. Rental income decreased $204,288 or 44% in 1999. The decrease is primarily due to lower rental rates obtained on equipment lease extensions and remarketings resulting after the initial lease term expires. Interest income increased as a result of higher average short-term investment balances held during the current quarter. The decrease in net gain on sale of equipment is the result of fewer equipment sales occurring during the current quarter versus the first quarter of 1998.

Total costs and expenses decreased $123,838 or 35% in 1999. Depreciation expense decreased due to a portion of the equipment potfolio becoming fully depreciated. Interest expense decreased due to continued paydown on long-term debt. Management fees decreased as a result of the decline in rental income. General and administrative expenses decreased $12,186 due to successful cost cutting efforts.

The Partnership recorded net income per Limited Partnership Unit of $1.47 and $6.12 for the quarters ended March 31, 1999 and 1998, respectively. The allocation for the quarter ended March 31, 1999 includes a cost recovery allocation of profit and loss among the General and Limited Partners. This cost recovery allocation is required to maintain capital accounts consistent with the distribution provisions of the Partnership Agreement. In certain periods, the cost recovery of profit and loss may result in an allocation of net loss to the Limited Partners in instances when the Partnership's operations were profitable for the period.

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-D
                     (A Massachusetts Limited Partnership)

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
                                (Unaudited)


Liquidity and Capital Resources

For the quarter ended March 31, 1999, rental revenue generated from operating leases and sales proceeds generated from equipment sales were the primary sources of funds for the Partnership. As equipment leases terminate, the General Partner determines if the equipment will be extended to the same lessee, remarketed to another lessee, or sold. This decision is made upon analyzing which option generates the most favorable result.

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

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-D
                      (A Massachusetts Limited Partnership)

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                   (Unaudited)

The Partnership's investing activities for the quarter resulted in equipment sales with a depreciated cost basis of $13,272, generating $2,895 in proceeds. Included in equipment sales is a $11,873 loss which was charged against the reserve, initially set up in a prior period to account for estimated losses on the ultimate disposition of equipment.

The  Partnership's  financing  activities  also  included a paydown on long-term
debt  during  1999  of  $111,791.   The  Partnership  will  payoff its remaining
long-term debt of $117,926 by 2000.

Cash distributions are currently at an annual level of 6% per Limited Partnership Unit, or $7.50 per Limited Partnership Unit on a quarterly basis. For the quarter ended March 31, 1999, the Partnership declared a cash distribution of $159,356, of which $7,968 was distributed to the General Partner and $151,388 was distributed to the Limited Partners. The distribution will be made on May 28, 1999. The Partnership expects to continue paying at or near this level in the future. The effects of inflation have not been significant to the Partnership and are not expected to have any material impact in future periods.

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-D
                      (A Massachusetts Limited Partnership)

                    Computer Equipment Portfolio (Unaudited)
                                  March 31, 1999

Lessees

American Hard Cider, Incorporated
Cerulean Technology, Incorporated
Direct Cable TV, Incorporated
Elron Software, Incorporated
Evare, Limited Liability Corporation
Faxnet, Incorporated
George Melhado and Company
Hughes Aircraft Corporation
J. Walter Thompson, U.S.A., Incorporated
The Internet Access Company, Incorporated
USG Corporation
VIP Calling, Incorporated

Equipment Description                                 Acquisition Price

Computers                                              $        701,009
Peripherals                                                   1,312,672
Other                                                         1,447,912
                                                       ----------------

                                                       $      3,461,593
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


Date:   May 13, 1999

By:     Arthur P. Beecher,
        President