Form 10-Q
period 1999-06-30
WELLESLEY LEASE INCOME LTD PARTNERSHIP III-D
filed 1999-08-05
CIK 760386

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             -----------------------

                                    FORM 10-Q
                   Quarterly Report Under Section 13 or 15(d)
              of the United States Securities Exchange Act of 1934

                             -----------------------


For Quarter Ended June 30, 1999                      Commission File No. 2-95011


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


                 INDEX                                                                              Page No.

Part I.    FINANCIAL INFORMATION

              Financial Statements

                    Balance Sheets as of June 30, 1999 and December 31, 1998                        3

                    Statements of Operations
                          Quarters Ended June 30, 1999 and 1998 and
                          Six Months Ended June 30, 1999 and 1998                                   4

                    Statements of Cash Flows
                          Six Months Ended June 30, 1999 and 1998                                   5

                    Notes to Financial Statements                                                   6 - 7

              Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                                       8 - 9

              Computer Equipment Portfolio                                                          10

Part II.      OTHER INFORMATION

              Items 1 - 6                                                                           11

              Signature                                                                             12


                          PART I. FINANCIAL INFORMATION

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-D
                      (A Massachusetts Limited Partnership)

                                 Balance Sheets

                                      Assets                                       (Unaudited)              (Audited)
                                                                                     6/30/99                 12/31/98
                                                                                 ----------------        ----------------
Investment property, at cost (note 3):
   Computer equipment                                                            $      2,649,680        $      3,589,735
     Less accumulated depreciation                                                      1,958,575               2,575,703
                                                                                 ----------------        ----------------
       Investment property, net                                                           691,105               1,014,032

Cash and cash equivalents                                                                 283,692                 403,150
Rents receivable, net (note 2)                                                             12,325                   5,483
Accounts receivable - affiliates                                                            3,136                  48,059
Other assets                                                                                1,729                   6,917
                                                                                 ----------------        ----------------

     Total assets                                                                $        991,987        $      1,477,641
                                                                                 ================        ================

                        Liabilities and Partners' Equity
Liabilities:
   Current portion of long-term debt (note 5)                                    $         55,116        $        225,770
   Accounts payable and accrued expenses - affiliates (note 4)                             13,847                  23,637
   Accounts payable and accrued expenses                                                   28,282                  52,371
   Unearned rental revenue                                                                 20,516                  31,655
   Long-term debt, less current portion (note 5)                                                -                   3,947
                                                                                 ----------------        ----------------

     Total liabilities                                                                    117,761                 337,380
                                                                                 ----------------        ----------------

Partners' equity:
   General Partner:
     Capital contribution                                                                   1,000                   1,000
     Cumulative net income                                                                653,438                 637,502
     Cumulative cash distributions                                                       (654,438)               (638,502)
                                                                                 ----------------        ----------------
                                                                                                -                       -
                                                                                 ----------------        ----------------
   Limited Partners (20,185 units):
     Capital contribution, net of offering costs                                        8,987,039               8,987,039
     Cumulative net income                                                              4,321,160               4,284,420
     Cumulative cash distributions                                                    (12,433,973)            (12,131,198)
                                                                                 ----------------        ----------------
                                                                                          874,226               1,140,261
                                                                                 ----------------        ----------------
     Total partners' equity                                                               874,226               1,140,261
                                                                                 ----------------        ----------------

     Total liabilities and partners' equity                                      $        991,987        $      1,477,641
                                                                                 ================        ================

                 See accompanying notes to financial statements.



                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-D
                      (A Massachusetts Limited Partnership)

                            Statements of Operations
                                   (Unaudited)

                                                   Quarters Ended                                  Six Months Ended
                                                        June 30,                                        June 30,
                                           ---------------------------------              -----------------------------------
                                                 1999              1998                          1999              1998
                                           ---------------------------------              -----------------------------------

Revenue:
   Rental income                           $       175,193     $     464,846              $       437,755     $       931,696
   Interest income                                   2,301             2,998                        5,480               5,904
   Other income                                     16,249                 -                       16,249                   -
   Net gain on sale
     of equipment                                    8,398            12,202                        9,893              27,383
                                           ---------------     -------------              ---------------     ---------------

       Total revenue                               202,141           480,046                      469,377             964,983
                                           ---------------     -------------              ---------------     ---------------

Costs and expenses:
   Depreciation                                    137,205           222,733                      302,085             460,743
   (Reversal of) provision for
     doubtful accounts                              (1,452)          (10,854)                        (938)             (2,999)
   Interest                                          1,892            14,392                        6,328              33,127
   Related party expenses (note 4):
     Management fees                                13,480            33,751                       31,305              68,373
     General and administrative                     35,967            57,181                       77,921             111,407
                                           ---------------     -------------              ---------------     ---------------

       Total costs and expenses                    187,092           317,203                      416,701             670,651
                                           ---------------     -------------              ---------------     ---------------

Net income                                 $        15,049     $     162,843              $        52,676     $       294,332
                                           ===============     =============              ===============     ===============

Net income per Limited
   Partnership Unit                        $          0.35     $        7.67              $          1.82     $         13.79
                                           ===============     =============              ===============     ===============

                 See accompanying notes to financial statements.


                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-D
                      (A Massachusetts Limited Partnership)

                            Statements of Cash Flows
                     Six Months Ended June 30, 1999 and 1998
                                   (Unaudited)

                                                                                           1999                      1998
                                                                                     --------------           ---------------

Cash flows from operating activities:
   Net income                                                                        $       52,676           $       294,332
                                                                                     --------------           ---------------

   Adjustments  to  reconcile  net  income  to net cash
     provided  by  operating activities:
       Depreciation                                                                         302,085                   460,743
       (Reversal of) provision for doubtful accounts                                           (938)                   (2,999)
       Net gain on sale of equipment                                                         (9,893)                  (27,383)
       Net decrease (increase) in current assets                                             44,206                  (105,886)
       Net increase (decrease) in current liabilities                                       (45,018)                   11,007
                                                                                     --------------           ---------------

         Total adjustments                                                                  290,442                   335,482
                                                                                     --------------           ---------------

         Net cash provided by operating activities                                          343,118                   629,814
                                                                                     --------------           ---------------

Cash flows from investing activities:
   Proceeds from sales of investment property                                                30,736                    94,250
                                                                                     --------------           ---------------

         Net cash provided by investing activities                                           30,736                    94,250
                                                                                     --------------           ---------------

Cash flows from financing activities:
   Principal payments on long-term debt                                                    (174,601)                 (372,615)
   Cash distributions to partners                                                          (318,711)                 (318,711)
                                                                                     --------------           ---------------

         Net cash used in financing activities                                             (493,312)                 (691,326)

Net (decrease) increase in cash and cash equivalents                                       (119,458)                   32,738

Cash and cash equivalents at beginning of period                                            403,150                   253,590
                                                                                     --------------           ---------------

Cash and cash equivalents at end of period                                           $      283,692           $       286,328
                                                                                     ==============           ===============

Supplemental cash flow information:
   Interest paid during the period                                                   $        6,328           $        33,127
                                                                                     ==============           ===============

                 See accompanying notes to financial statements.

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-D
                      (A Massachusetts Limited Partnership)

                          Notes to Financial Statements
                Six Months Ended June 30, 1999 and June 30, 1998
                                   (Unaudited)

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

(2)   Summary of Significant Accounting Policies

Allowance for Doubtful Accounts

The financial statements include allowances for estimated losses on receivable balances. The allowances for doubtful accounts are based on past write off experience and an evaluation of potential uncollectible accounts within the current receivable balances. Receivable balances which are determined to be uncollectible are charged against the allowance and subsequent recoveries, if any, are credited to the allowance. At June 30, 1999 and December 31, 1998, the allowance for doubtful accounts included in rents receivable was $0 and $938, respectively.

(3)   Investment Property

At June 30, 1999, the  Partnership  owned computer  equipment with a depreciated
cost basis of $691,105.    All purchases of computer  equipment are subject to a
3% acquisition fee paid to the General Partner.

(4)   Related Party Transactions

Fees, commissions and other expenses paid or accrued by the Partnership to the General Partner or affiliates of the General Partner for the six months ended June 30 are as follows:

                                           1999                  1998
                                           ----                  ----

Management fees                        $     31,305          $     68,373
Reimbursable expenses paid                   78,221                99,158
                                       ------------          ------------

                                       $    109,526          $    167,531
                                       ============          ============

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-D
                      (A Massachusetts Limited Partnership)

                          Notes to Financial Statements
                Six Months Ended June 30, 1999 and June 30, 1998
                                   (Unaudited)

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

(5)   Long-term Debt

Long-term debt at June 30, 1999 consists of four installment notes in the amount of $55,116. All loans are non-recourse and are collateralized by equipment on the respective leases with a total net book value of $127,673 and assignment of the related leases.

Maturities on long-term debt are as follows:

             1999                   $       51,169
             2000                            3,947
                                    --------------

                                    $       55,116
                                    ==============

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-D
                      (A Massachusetts Limited Partnership)

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                   (Unaudited)

Results of Operations

The following discussion relates to the Partnership's operations for the quarter and six months ended June 30, 1999 in comparison to the same periods ended June 30, 1998.

The Partnership realized net income of $15,049 and $162,843 for the quarters ended June 30, 1999 and 1998, respectively. Rental income decreased $289,653 or 62% in 1999. The decrease in rental income between the two periods is due primarily to lower rental rates obtained on equipment lease extensions and remarketings resulting after the initial lease term expires and due to a net decrease in the overall size of the equipment portfolio. Other income is the result of the reduction of overstated liabilities recorded in prior periods. The decrease in net gain on the sale of equipment in the current quarter is primarily due to a smaller number of equipment sales.

Total costs and expenses decreased $130,111 or 41% in 1999. The decrease in costs and expenses is mainly due to the $85,528 reduction in depreciation expense during the current quarter in comparison to the same period in 1998. The decline in depreciation expense is primarily due to a portion of the equipment portfolio becoming fully depreciated. For the quarters ended June 30, 1999 and 1998, the reversal of provision for doubtful accounts was $1,452 and $10,845, respectively. The reversal is a result of the successful collection efforts of delinquent rents receivable. Interest expense decreased due to the continued paydown of its existing long-term debt. Management fees decreased in correlation to the decline in rental income. General and administrative expenses decreased $21,214 as a result of our cost cutting efforts.

The Partnership realized net income of $52,676 and $294,332 for the six months ended June 30, 1999 and 1998, respectively. The $493,941 or 53% decrease in rental income is attributed to lower rental rates obtained on equipment lease extensions and remarketings resulting after the initial lease term expires and due to a net decrease in the overall size of the equipment portfolio. Other income is the result of the reduction of overstated liabilities recorded in prior periods. The decrease in net gain on sale of equipment in 1999 is due to a smaller number of equipment sales carrying high net book values.

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-D
                      (A Massachusetts Limited Partnership)

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                   (Unaudited)

Total costs and expenses decreased $253,950 or 38% during the six month periods. The decrease in costs and expenses is mainly due to the $158,658 decline in depreciation expense which is the result of a net decrease in the overall size of the equipment portfolio. Management fees decreased between the six month periods in relation to the decline in rental income. The decline in interest expense is due to the continued paydown of its existing long-term debt.

The Partnership recorded net income per Limited Partnership Unit of $0.35 and $7.67 for the quarters ended June 30, 1999 and 1998, respectively, and $1.82 and $13.79 for the six month periods ended June 30, 1999 and 1998, respectively. The allocation for the six months ended June 30, 1999 includes a cost recovery allocation of profit and loss among the General and Limited Partners. This cost recovery allocation is required to maintain capital accounts consistent with the distribution provisions of the Partnership Agreement. In certain periods, the cost recovery of profit and loss may result in an allocation of net loss to the Limited Partners in instances when the Partnership's operations were profitable for the period.

Liquidity and Capital Resources

For the quarter ended June 30, 1999, rental revenue generated from operating leases and sales proceeds generated from equipment sales were the primary sources of funds for the Partnership. As equipment leases terminate, the General Partner determines if the equipment will be extended to the same lessee, remarketed to another lessee, or sold. This decision is made upon analyzing which option generates the most favorable result.

Rental income will continue to decrease due to two factors. First, lower rates are obtained on the remarketing of existing equipment upon the expiration of the original lease. Typically the remarketed rates are lower due to the decrease in useful life of the equipment. Second, the increasing change of technology in the computer industry usually decreases the demand for older equipment, thus increasing the possibility of obsolescence. Both of these factors together will cause remarketed rates to be lower than original rates and will cause certain leases to terminate upon expiration. This decrease however, should not affect the partnership's ability to meet its future cash requirements, including its long-term debt obligations. To the extent that future cash flows should be insufficient to meet the Partnership's operating expenses and liabilities, additional funds could be obtained through the sale of equipment, or through a reduction in the rate of cash distributions. Future rental revenues amount to $360,239 and are to be received over the next three years.

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-D
                      (A Massachusetts Limited Partnership)

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                   (Unaudited)

The Partnership's investing activities for the six months ended June 30 consisted of equipment sales with a depreciated cost basis of $98,106, generating $30,736 in proceeds. Included in equipment sales is a $77,264 loss which was charged against the reserve, initially set up in a prior period to account for estimated losses on the ultimate disposition of equipment.

The Partnership's financing activities included a paydown on long-term debt during 1999 of $174,601. The Partnership will payoff its remaining long-term debt of $55,116 by 2000.

Cash distributions are currently at an annual level of 6% per Limited Partnership Unit, or $7.50 per Limited Partnership Unit on a quarterly basis. For the quarter ended June 30, 1999, the Partnership declared a cash distribution of $106,237, of which $5,312 was distributed to the General Partner and $100,925 was distributed to the Limited Partners. The distribution will be made on August 27, 1999. The Partnership expects to continue paying at or near this level in the future. The effects of inflation have not been significant to the Partnership and are not expected to have any material impact in future periods.

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-D
                      (A Massachusetts Limited Partnership)

                    Computer Equipment Portfolio (Unaudited)
                                  June 30, 1999

Lessee

American Hard Cider, Incorporated
Direct Cable TV, Incorporated
Evare, Limited Liability Corporation
Faxnet, Incorporated
George Melhado and Company
Hughes Aircraft Corporation
J. Walter Thompson, U.S.A., Incorporated
JumboSports Incorporated
The Internet Access Company, Incorporated
USG Corporation
Venturcom, Incorporated
VIP Calling, Incorporated

Equipment Description                                 Acquisition Price

Computer                                               $        409,777
Peripherals                                                   1,195,782
Other                                                         1,044,121
                                                       ----------------

                                                       $      2,649,680
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


Date:   August 6, 1999

By:     Arthur P. Beecher,
        President