Form 10-Q
period 1999-09-30
WELLESLEY LEASE INCOME LTD PARTNERSHIP III-D
filed 1999-11-12
CIK 760386

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             -----------------------

                                    FORM 10-Q
                   Quarterly Report Under Section 13 or 15(d)
              of the United States Securities Exchange Act of 1934

                             -----------------------


For Quarter Ended September 30, 1999                 Commission File No. 2-95011


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


                 INDEX                                                                              Page No.

Part I.    FINANCIAL INFORMATION

              Financial Statements

                    Balance Sheets as of September 30, 1999 and December 31, 1998                   3

                    Statements of Operations
                          Quarters Ended September 30, 1999 and 1998 and
                          Six Months Ended September 30, 1999 and 1998                              4

                    Statements of Cash Flows
                          Six Months Ended September 30, 1999 and 1998                              5

                    Notes to Financial Statements                                                   6 - 7

              Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                                       8 - 10

              Computer Equipment Portfolio                                                          11

Part II.      OTHER INFORMATION

              Items 1 - 6                                                                           12

              Signature                                                                             13


                          PART I. FINANCIAL INFORMATION

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-D
                      (A Massachusetts Limited Partnership)

                                 Balance Sheets

                                      Assets                                       (Unaudited)              (Audited)
                                                                                     9/30/99                 12/31/98
                                                                                 ----------------        ----------------
Investment property, at cost (note 3):
   Computer equipment                                                            $      2,550,722        $      3,589,735
     Less accumulated depreciation                                                      2,011,523               2,575,703
                                                                                 ----------------        ----------------
       Investment property, net                                                           539,199               1,014,032

Cash and cash equivalents                                                                 360,849                 403,150
Rents receivable, net (note 2)                                                              3,329                   5,483
Accounts receivable - affiliates                                                           40,134                  48,059
Other assets                                                                                    -                   6,917
                                                                                 ----------------        ----------------

     Total assets                                                                $        943,511        $      1,477,641
                                                                                 ================        ================

                        Liabilities and Partners' Equity
Liabilities:
   Current portion of long-term debt (note 5)                                    $         14,937        $        225,770
   Accounts payable and accrued expenses - affiliates (note 4)                             16,115                  23,637
   Accounts payable and accrued expenses                                                  100,657                  52,371
   Unearned rental revenue                                                                 14,429                  31,655
   Long-term debt, less current portion (note 5)                                                -                   3,947
                                                                                 ----------------        ----------------

     Total liabilities                                                                    146,138                 337,380
                                                                                 ----------------        ----------------

Partners' equity:
   General Partner:
     Capital contribution                                                                   1,000                   1,000
     Cumulative net income                                                                658,750                 637,502
     Cumulative cash distributions                                                       (659,750)               (638,502)
                                                                                 ----------------        ----------------
                                                                                                -                       -
                                                                                 ----------------        ----------------
   Limited Partners (20,185 units):
     Capital contribution, net of offering costs                                        8,987,039               8,987,039
     Cumulative net income                                                              4,345,232               4,284,420
     Cumulative cash distributions                                                    (12,534,898)            (12,131,198)
                                                                                 ----------------        ----------------
                                                                                          797,373               1,140,261
                                                                                 ----------------        ----------------
     Total partners' equity                                                               797,373               1,140,261
                                                                                 ----------------        ----------------

     Total liabilities and partners' equity                                      $        943,511        $      1,477,641
                                                                                 ================        ================

                 See accompanying notes to financial statements.



                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-D
                      (A Massachusetts Limited Partnership)

                            Statements of Operations
                                   (Unaudited)

                                                   Quarters Ended                                  Nine Months Ended
                                                    September 30,                                    September 30,
                                           ---------------------------------              -----------------------------------
                                                 1999              1998                          1999              1998
                                           ---------------------------------              -----------------------------------

Revenue:
   Rental income                           $       190,523     $     346,265              $       628,278     $     1,277,961
   Interest income                                   2,446             3,066                        7,926               8,970
   Other income                                          -                 -                       16,249                   -
   Net gain on sale
     of equipment                                   15,170               850                       25,063              28,233
                                           ---------------     -------------              ---------------     ---------------

       Total revenue                               208,139           350,181                      677,516           1,315,164
                                           ---------------     -------------              ---------------     ---------------

Costs and expenses:
   Depreciation                                    118,656           182,200                      420,741             642,943
   (Reversal of) provision for
     doubtful accounts                                   -             1,727                         (938)             (1,272)
   Interest                                            700            10,636                        7,029              43,763
   Related party expenses (note 4):
     Management fees                                16,639            23,889                       47,943              92,262
     General and administrative                     42,760            55,671                      120,682             167,078
                                           ---------------     -------------              ---------------     ---------------

       Total costs and expenses                    178,756           274,123                      595,457             944,774
                                           ---------------     -------------              ---------------     ---------------

Net income                                 $        29,383     $      76,058              $        82,059     $       370,390
                                           ===============     =============              ===============     ===============

Net income per Limited
   Partnership Unit                        $          1.19     $        3.37              $          3.01     $         17.17
                                           ===============     =============              ===============     ===============

                 See accompanying notes to financial statements.


                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-D
                      (A Massachusetts Limited Partnership)

                            Statements of Cash Flows
                  Nine Months Ended September 30, 1999 and 1998
                                   (Unaudited)

                                                                                          1999                       1998
                                                                                     --------------           ---------------

Cash flows from operating activities:
   Net income                                                                        $       82,059           $       370,390
                                                                                     --------------           ---------------

   Adjustments  to  reconcile  net  income  to net cash
     provided  by  operating activities:
       Depreciation                                                                         420,741                   642,943
       (Reversal of) provision for doubtful accounts                                           (938)                   (1,272)
       Net gain on sale of equipment                                                        (25,063)                  (28,233)
       Net increase (decrease) in current assets                                             17,934                   (98,172)
       Net decrease (increase) in current liabilities                                        23,538                   (22,592)
                                                                                     --------------           ---------------

         Total adjustments                                                                  436,212                   492,674
                                                                                     --------------           ---------------

         Net cash provided by operating activities                                          518,271                   863,064
                                                                                     --------------           ---------------

Cash flows from investing activities:
   Proceeds from sales of investment property                                                79,156                   168,498
                                                                                     --------------           ---------------

         Net cash provided by investing activities                                           79,156                   168,498
                                                                                     --------------           ---------------

Cash flows from financing activities:
   Principal payments on long-term debt                                                    (214,780)                 (500,960)
   Cash distributions to partners                                                          (424,948)                 (478,074)
                                                                                     --------------           ---------------

         Net cash used in financing activities                                             (639,728)                 (979,034)
                                                                                     --------------           ---------------

Net (decrease) increase in cash and cash equivalents                                        (42,301)                   52,528

Cash and cash equivalents at beginning of period                                            403,150                   253,590
                                                                                     --------------           ---------------

Cash and cash equivalents at end of period                                           $      360,849           $       306,118
                                                                                     ==============           ===============

Supplemental cash flow information:
   Interest paid during the period                                                   $        7,029           $        43,763
                                                                                     ==============           ===============

                 See accompanying notes to financial statements.

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-D
                      (A Massachusetts Limited Partnership)

                          Notes to Financial Statements
          Nine Months Ended September 30, 1999 and September 30, 1998
                                   (Unaudited)

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

(2)   Summary of Significant Accounting Policies

Allowance for Doubtful Accounts

The financial statements include allowances for estimated losses on receivable balances. The allowances for doubtful accounts are based on past write off experience and an evaluation of potential uncollectible accounts within the current receivable balances. Receivable balances which are determined to be uncollectible are charged against the allowance and subsequent recoveries, if any, are credited to the allowance. At September 30, 1999 and December 31, 1998, the allowance for doubtful accounts included in rents receivable was $0 and $938, respectively, and $0 and $0 included in sales receivable, respectively.

(3)   Investment Property

At September 30, 1999, the Partnership owned computer equipment with a depreciated cost basis of $539,199. All purchases of computer equipment are subject to a 3% acquisition fee paid to the General Partner.

(4)   Related Party Transactions

Fees and expenses paid or accrued by the Partnership to the General Partner or affiliates of the General Partner for the nine months ended September 30 are as follows:

                                           1999                 1998
                                           ----                 ----

Management fees                        $     47,943          $     92,262
Reimbursable expenses paid                  106,936               147,686
                                       ------------          ------------

                                       $    154,879          $    239,948
                                       ============          ============

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-D
                      (A Massachusetts Limited Partnership)

                          Notes to Financial Statements
          Nine Months Ended September 30, 1999 and September 30, 1998
                                   (Unaudited)

Under the terms of the Partnership Agreement, the General Partner is entitled to a management fee equal to 7% of the monthly rental billings collected. The Partnership reimburses the General Partner and its affiliates for certain expenses incurred by them in connection with the operation of the Partnership.

(5)   Long-term Debt

Long-term debt at September 30, 1999 consists of two installment notes from Pullman Capital Corporation totaling $14,937. All loans are non-recourse and are collateralized by equipment on the respective leases with a total net book value of $36,968 and assignment of the related leases.

Maturities on long-term debt are as follows:

             1999                   $       10,990
             2000                            3,947
                                    --------------

                                    $       14,937
                                    ==============

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-D
                      (A Massachusetts Limited Partnership)

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                   (Unaudited)

Results of Operations

The following discussion relates to the Partnership's operations for the quarter and nine months ended September 30, 1999 in comparison to the same periods ended September 30, 1998.

The Partnership realized net income of $29,383 and $76,058 for the quarters ended September 30, 1999 and 1998, respectively. Rental income decreased $155,742 or 45% between the three month periods. The decrease is primarily due to lower rental rates obtained on equipment lease extensions and remarketings resulting after the initial lease term expires and due to a decrease in the overall size of the equipment portfolio.

Total costs and expenses decreased $95,367 or 35% between the three month periods. Depreciation expense decreased $63,544 or 35% due to a portion of the equipment portfolio becoming fully depreciated. Also included in depreciation expense for the quarter ended September 30, 1999 is a provision of $25,000 for estimated losses on the ultimate disposition of equipment. Interest expense decreased $9,936 in the current quarter due to the continued paydown of long-term debt. The long-term debt balance at September 30, 1999 was $0 versus a balance of $14,937 at September 30, 1998. Management fees decreased as a result of the decline in rental income.

The Partnership realized net income of $82,059 and $370,390 for the nine months ended September 30, 1999 and 1998, respectively. Rental income decreased $649,683 or 51% primarily due to lower rental rates obtained on equipment lease extensions and remarketings resulting after the initial lease term expires and due to a net decrease in the overall size of the equipment portfolio. Other income is the result of the reduction of overstated liabilities recorded in prior periods.

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-D
                      (A Massachusetts Limited Partnership)

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                   (Unaudited)

Total costs and expenses decreased $349,317 or 37% during the nine month periods. As discussed in the quarter analysis above, depreciation expense decreased $222,202 or 35% between 1999 and 1998 due to the initial equipment portfolio becoming fully depreciated and to a reduction in the overall size of the equipment portfolio. Management fees decreased between the nine month periods due to the decline in rental income. General and administrative expenses decreased $46,396 or 28% mainly due to successful cost cutting effects.

The Partnership recorded net income per Limited Partnership Unit of $1.19 and $3.37 for the quarters ended September 30, 1999 and 1998, respectively, and net income of $3.01 and $17.17 for the nine months ended September 30, 1999, and 1998, respectively.

Liquidity and Capital Resources

For the quarter ended September 30, 1999, rental revenue generated from operating leases and sales proceeds generated from equipment sales were the primary sources of funds for the Partnership. As equipment leases terminate, the General Partner determines if the equipment will be extended to the same lessee, remarketed to another lessee, or if it is less marketable, sold. This decision is made upon analyzing which option generates the most favorable results.

Rental income will begin to decrease due to two factors. First, lower rates are obtained on the remarketing of existing equipment upon the expiration of the original lease. Typically the remarketed rates are lower due to the decrease in useful life of the equipment. Second, the increasing change of technology in the computer industry usually decreases the demand for older equipment, thus increasing the possibility of obsolescence. Both of these factors together will cause remarketed rates to be lower than original rates and will cause certain leases to terminate upon expiration. This decrease however, should not affect the partnership's ability to meet its future cash requirements, including its long-term debt obligations. To the extent that future cash flows should be insufficient to meet the Partnership's operating expenses and liabilities, additional funds could be obtained through the sale of equipment, or through a reduction in the rate of cash distributions. Future rental revenues amount to $162,547 and are to be received over the next three years.

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-D
                      (A Massachusetts Limited Partnership)

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                   (Unaudited)

The Partnership's investing activities for the nine month period resulted in equipment sales with a depreciated cost basis of $131,357, generating $79,156 in proceeds. Included in equipment sales is a $77,264 loss which was charged against the reserve, initially set up in a prior period to account for estimated losses on the ultimate disposition of equipment.

The Partnership's financing activities resulted in the paydown on long-term debt in the amount of $214,780 for the nine months ended September 30, 1999. The Partnership will payoff its remaining long-term debt of $14,937 by 2000.

Cash distributions are currently at an annual level of 6% per Limited Partnership Unit, or $7.50 per Limited Partnership Unit on a quarterly basis. For the quarter ended September 30, 1999, the Partnership declared a cash distribution of $159,355, of which $7,968 was allocated to the General Partner and $151,387 was distributed to the Limited Partners. The distribution will be made on November 12, 1999. The Partnership expects to continue paying at or near this level in the future. The effects of inflation have not been significant to the Partnership and are not expected to have any material impact in future periods.

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-D
                      (A Massachusetts Limited Partnership)

                    Computer Equipment Portfolio (Unaudited)
                              September 30, 1999

Lessee

American Hard Cider, Incorporated
Direct Cable TV, Incorporated
Evare, Limited Liability Corporation
Faxnet, Incorporated
George Melhado and Company
Hughes Aircraft Corporation
Internet Access Company
J. Walter Thompson, U.S.A., Incorporated
USG Corporation
VIP Calling, Incorporated

Equipment Description                                 Acquisition Price

Computer                                              $        373,624
Peripherals                                                  1,132,977
Other                                                        1,044,121
                                                      ----------------

                                                      $      2,550,722
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


Date:   November 11, 1999

By:     Arthur P. Beecher,
        President