Form 10-K
period 1999-12-31
WELLESLEY LEASE INCOME LTD PARTNERSHIP III-D
filed 2000-03-31
CIK 760386

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                                FORM 10-K

              Annual Report Pursuant to Section 13 or 15(d) of
                    the Securities Exchange Act of 1934



For the fiscal year ended December 31, 1999          Commission File No. 2-95011


              Wellesley Lease Income Limited Partnership III-D
              ------------------------------------------------
           (Exact Name of Registrant as Specified in its Charter)


Massachusetts                                                         04-2850823
--------------------------------------------------------------------------------
(State or other jurisdiction                   (IRS Employer Identification No.)
of incorporation or organization)

77 Franklin Street, 4th Floor, Boston, MA                                  02110
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code                (617) 482-8000

Securities registered pursuant
to Section 12(b) of the Act                                                 None


Securities registered pursuant
to Section 12(g) of the Act                                     Units of Limited
                                                           Partnership Interests

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                         Yes    X         No
                               ---             ---

State the aggregate market value of the voting stock held by non-affiliates of the registrant as of March 31, 2000: Not applicable, since securities are non-voting.

                     Documents incorporated by reference:    None.

                              Exhibit Index on Page:   35

                                      Page 1 of 36




Corporate organization as discussed in Part I, Item 1. Business. is as follows:

TLP Holding LLC ("Holding") controls TLP Leasing Programs, Inc. ("TLP"), TLP Management Services, Inc. ("TLPMS"), and TLP Securities, Inc. TLP controls TLP Columbia Management Corp. ("TCMC") which serves as General Partner to the Columbia Lease Income Funds. Torchmark Corporation ("Torchmark") controls TMK/ United, Inc. which controls Waddell and Reed Financial Services, Inc. ("Waddell and Reed").

Through various dealer-manager arrangements, TLP, TLPMS, and Waddell and Reed serve as corporate general partners to the Wellesley Leasing Partnership ("Wellesley General Partner"). The Wellesley General Partner is the general partner for the Wellesley Lease Income Limited Partnership.


                                    Part I

Item 1. Business.

Wellesley Lease Income Limited Partnership III-D (the "Partnership") is a limited partnership organized under the provisions of the Massachusetts Uniform Limited Partnership Act on December 18, 1984. As of December 31, 1999, the Partnership consisted of a General Partner and 1,910 Limited Partners owning 20,185 Units of Limited Partnership Interests of $500 each (the "Units"), except that employees of the Corporate General Partners of the General Partner and employees and securities representatives of its affiliates purchased 334 Units for a net price of $460 per Unit, and the Partnership incurred no obligation to pay any sales commissions with respect to such sales. The Units were sold commencing March 19, 1985, pursuant to a Registration Statement on Form S-1 under the Securities Act of 1933. As set forth more fully at Item 10. Directors and Executive Officers of the Partnership. of this report, the General Partner is Wellesley Leasing Partnership, and the General Partner has three Corporate General Partners (the "Corporate General Partners"): TLP Leasing Programs, Inc. ("TLP") and TLP Management Services Corporation ("TLPMS"), formerly CIS Management Services Corporation ("CISMS"), both Massachusetts corporations and Waddell & Reed Financial Services, Inc. ("Waddell & Reed", formerly TUP Services, Inc. "TUPS"), a Missouri corporation.

The Partnership was organized to engage in the  business  of  acquiring  income-
producing  computer  peripheral  equipment   for   investment   purposes.    The
Partnership's principal objectives are as follows:

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

The closing date of the Partnership was April 25, 1986, and aggregate equipment purchased through December 31, 1999, is $31,576,015. At the end of 1999, there are 14 leases in place with 9 lessees. The acquisition of these leases and equipment is described more fully in Item 2. Properties. of this report and notes 3 and 4 to the financial statements included in Item 8. Financial Statements and Supplementary Data.

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

The General Partnership Agreement between TLP and TLPMS (the "General Partnership Agreement"), provides that TLPMS will propose to the Partnership equipment acquisitions, leasing, financing and re-financing transactions, and sale transactions, for approval by the Executive Committee, and will oversee the operation, management and use of the Partnership's equipment, and that TLP will oversee the marketing of the Units and all administrative functions of the Partnership and, together with Waddell & Reed, will supply substantially all of the General Partner's capital resources. All of the Partnership's equpment to date has been acquired, and all dispositions of Partnership equipment have been made, through TLPMS, using the personnel and resources of Holding and several outside equipment lease brokers the General Partner believes would be most advantageous for the Partnership.

The Partnership's investment policy provides for the acquisition of diversified types of computer equpment and the leasing of such equipment to others on a short-term basis under operating leases. The Partnership generally purchases equipment for which a lease exists, or is entered into at the time of the Partnership's acquisition of the equipment. This equipment is recorded and depreciated at the Partnership cost (purchase price plus the acquisition fee). If at any time the General Partner deems the equipment to be obsolete or related maintenance and storage costs to be in excess of its fair market value, the equipment is scrapped or sold at the current fair market value, which ever is most advantageous for the Partnership.

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

At the termination of the lease, the General Partner arranges for the equipment to be re-leased (either to the same lessee or a new lessee) if it determines that re-leasing is in the Partnership's best interests. Generally, equipment is is re-leased at least once and possibly several times during the Partnership's life, unless it is determined that the equipment is not marketable and therefore may be sold. The General Partner provides, or arranges for the installation, removal, maintenance and modification of the Partnership's equipment. Also, the General Partner will purchase and maintain, or cause to be purchased and maintained, appropriate insurance coverage to protect the interests of the Partnership.

Of the leases in place at December 31, 1999, the Partnership owned various computer equipment with an original cost basis of $1,002,046. Listed below is a breakdown of the various types of computer equipment owned:

          Computer            $   161,962
          Peripherals             380,952
          Other                   459,132
                              -----------
                              $ 1,002,046
                              ===========

Of the leases in place at December 31, 1999, the average lease term is 29 months and the average monthly lease rate as a percentage of original equipment cost is 2.74%.

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

6. Defaults by Lessees. Default by a lessee may cause equipment to be returned to the Partnership at a time when the General Partner may be unable to promptly arrange for its re-leasing (at the rental rate previously received or otherwise) or sale (with or without a loss), thus resulting in the loss of anticipated revenues and the inability to recover the Partnership's investment and repay related debt. Any related debt may be secured by the returned equipment and, in some cases, by the Partnership's other equipment. If the debt is not paid in a timely manner, the lender may foreclose and assume ownership of all equipment securing the debt, resulting in economic loss and adverse tax consequences to the Partnership's partners. Four lessees, American Hard Cider, Incorporated, FaxNet, Incorporated, The Internet Access Company, Incorporated, and VIP Calling, Incorporated, lease equipment in excess of 10% of total rental income for the year ended December 31, 1999. The related rental payments comprise 20.55%, 11.59%, 33.35%, and 10.73%, respectively, of the total rental income for the year ended December 31, 1999. Five lessees, American Hard Cider, Incorporated, FaxNet, Incorporated, Hughes Aircraft, Incorporated, The Internet Access Company, Incorporated, and VIP Calling, Incorporated, lease equipment comprising 21.33%, 26.17%, 14.91%, 11.21%, and 10.65%, respectively, of the total equipment portfolio at December 31, 1999.

7. Changes in Technology. The General Partner intends to offer lease rates to the Partnership's lessees which take into account the risk of technological advances which may reduce the value of such equipment owned by the Partnership. However, the introduction of an entirely new technology could lead to a radical reduction in the fair market value of certain equipment and make such equipment difficult to re-lease.

Item 2.  Properties.

At  December  31,  1999,   the  Partnership  owned  computer  equipment  with  a
depreciated  cost  basis of $208,553.   All purchases of  computer equipment are
subject to a 3% acquisition fee paid to the General Partner.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5. Market for the Partnership's Securities and Related Security Holder Matters.

(a) Market Information

The Partnership's outstanding securities consist of Limited Partnership Interests in Units of $500 each. As of December 31, 1999, 20,185 Units had been sold to the public at a price of $500 per Unit (except for 334 Units which were sold for a net price of $460 per Unit to employees of the Corporate General Partners of the General Partner and employees and securities representatives of its affiliates).

There is no public market for the Units, and it is not anticipated that such a public market will develop.

(b)  Approximate Number of Security Holders

                                    Number of Unit           Number of Units
                                   holders on Record               as of
Title of Class                      as of 12/31/99                12/31/99
--------------                     -----------------         ---------------

Units of Limited
Partnership Interests                    1,910                     20,185

(c)  Dividend History and Restrictions

During the fiscal period ended December 31, 1986 the Partnership completed its offering of 20,185 Units. Pursuant to Section 8 of the Limited Partnership Agreement, the Partnership's "Distributable Cash From Operations" for each year will be determined and then distributed to the Partners. Upon reaching the end of its reinvestment period (the ninth anniversary of the Partnership's closing date), the Partnership will also distribute to the Partners "Distributable Cash From Sales or Refinancings", if any. The Partnership distributed $555,087, $605,558, and $504,626 to the Limited Partners and $29,216, $31,872, and
$26,560 to the General Partners in 1999, 1998, and 1997, respectively. The cumulative cash distributions to the Limited Partners through December 31, 1999 are $12,686,285 as compared with the Limited Partners' net contributed capital of $8,987,039.

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

For rendering services in connection with the normal operations of the Partnership, the Partnership will pay to the General Partner a Partnership management fee equal to 7% of the monthly rental billings collected. Each distribution of Distributable Cash From Operations and any Distributable Cash From Sales or Refinancings from gains of the Partnership shall be allocated 95% to the Limited Partners and 5% to the General Partner. Any losses from sales or refinancings of equipment shall be allocated 99% to the Limited Partners and 1% to the General Partner until "Payout" has occurred. "Payout" means the time when the aggregate amount of all distributions to the Limited Partners of Distributable Cash From Operations and of Distributable Cash From Sales or Refinancings equals the aggregate amount of the Limited Partners' original invested capital plus a cumulative 10% annual return (compounded daily) on their aggregate unreturned invested capital (calculated from the beginning of the first full fiscal quarter following the Partnership's closing date). Including the distribution for the fourth quarter of 1999 made February 11, 2000, cumulative distributions to date are $636.00 per Unit. This constitutes 127% of your initial investment. After Payout has occurred, any Distributable Cash From Sales or Refinancings will be distributed 15% (plus an additional 1% for each 1% by which the total of all Limited Partners' original Capital
Contributions actually paid or allocated to the Partnership's investment in equipment exceeds the greater of (i) 80% of the gross proceeds of the Partnership's offering of Units, reduced by 0.0625% for each 1% of leverage encumbering Partnership equipment, or (ii) 75% of the gross proceeds of such offering) to the General Partner, and the remainder to the Limited Partners. It is not anticipated that Payout will occur as of the liquidation of this Partnership.

Distributable Cash, if any, will be distributed within 60 days after the completion of each of the first three fiscal quarters of each Partnership fiscal year, and within 120 days after the completion of each fiscal year, beginning after the first full fiscal quarter following the Partnership's closing date. Each such distribution will be described in a statement sent to the Limited Partners.

Item 6.  Selected Financial Data.

The following table sets forth selected financial information regarding the Partnership's financial position and operating results. This information should be read in conjunction with the financial statements and notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations, which are included in Item 7. and 8., respectively, of this report.



                                                        For the Years Ended December 31,

                                        1999             1998             1997             1996             1995
                                    -------------------------------------------------------------------------------


Operating Data

Rental Income                       $    866,790     $  1,532,778     $  1,773,096     $  1,557,912     $  2,483,009
Interest Income                           11,964           12,385           11,152           18,063           16,961
Net Income                                86,127          387,470          401,383          160,016          471,147
Net Income Per Limited
  Partnership Unit                          2.82            17.62            18.57             5.35            21.01
Distributions to Partners                584,303          637,430          531,186          903,015          956,134
Distributions Per Limited
  Partnership Unit                         27.50            30.00            25.00            42.50            45.00

Balance Sheet Data

Cash and Cash Equivalents           $    421,949     $    403,150     $    253,590     $    265,199     $    245,755
Computer Equipment at Cost             1,002,046        3,589,735        6,164,470        5,844,357        7,636,323
Total Assets                             685,432        1,477,641        2,382,132        2,451,823        3,116,203
Long-term Debt                             3,947          229,717          858,642          795,925          732,726
Partners' Equity                         642,085        1,140,261        1,390,221        1,520,024        2,263,023


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

Results of Operations

The Partnership realized net income of $86,127, $387,470, and $401,383 for the years ended December 31, 1999, 1998 and 1997, respectively. Rental income decreased $665,988 or 43% and decreased $240,318 or 14% in 1999 and 1998, respectively. The current year decrease in rental income is due primarily to a decrease in the overall size of the equipment portfolio. The 1998 decrease in rental income is primarily due to lower rental rates obtained on equipment lease extensions and remarketings resulting after the initial lease term expires. Interest income decreased slightly in the current year as a result of lower average short-term investment balances held during 1998, versus the prior year in which interest income increased due to the higher average short-term balances held. Other income is the result of the reduction of overstated liabilities
recorded in prior periods.   The  net  loss on sale of equipment in the current
year is due to the early buy out on several leases carrying high net book values.

Total costs and expenses decreased 36% and 17% in 1999 and 1998, respectively, compared to prior periods. The decrease in costs and expenses is primarily a result of lower depreciation expense. The current year decrease in depreciation expense is attributable to a portion of the equipment becoming fully depreciated. Interest expense decreased $44,143 between 1999 and 1998 due to the continued paydown of long-term debt. General and administrative expenses decreased $96,840 or 30% mainly due to cost cutting efforts on behalf of the General Partner during the current year.

The Partnership recorded net income per Limited Partnership Unit of $2.82, $17.62, and $18.57 for the years ended December 31, 1999, 1998 and 1997, respectively. The allocation for each of the years includes a cost recovery allocation of profit and loss among the General and Limited Partners. This cost recovery allocation is required to maintain capital accounts consistent with the distribution provisions of the Partnership Agreement. In certain periods, the cost recovery of profit and loss may result in an allocation of net loss to the Limited Partners in instances when the Partnership's operations were profitable for the period.

Liquidity and Capital Resources

For the year ended December 31, 1999, rental revenue generated from operating leases and sales proceeds generated from equipment sales were the primary sources of funds for the Partnership. As equipment leases terminate, the General Partner determines if the equipment will be extended to the same lessee, remarketed to another lessee, or sold. This decision is made upon analyzing which option generates the most favorable result.

It is expected that rental income will decline in the future due to two factors. First, lower rates are obtained on the remarketing of existing equipment upon expiration of the original leases. Typically the remarketed rates are lower due to the decrease in useful life of the equipment. Secondly, the increasing change of technology in the computer industry usually decreases the demand for older equipment, thus increasing the possibility of obsolescence. Both of these factors together will cause remarketed rates to be lower than original rates and will cause certain leases to terminate upon expiration. This decrease however, should not affect the partnership's ability to meet its future cash requirements, including long-term debt obligations. To the extent that future cash flows should be insufficient to meet the Partnership's operating expenses and liabilities, additional funds could be obtained through the sale of equipment, or a reduction in the rate of cash distributions. Future rental revenues amount to $117,932 and are to be received over the next two years (see note 4 to the financial statements).

The Partnership's investing activities for the year resulted in equipment sales with a net depreciated cost basis of $328,283, generating $213,793 in proceeds. The Partnership will not purchase equipment in the future as the Partnership reached the end of its extended reinvestment period in June, 1997.

The Partnership's financing activities included a paydown on long-term debt during 1999 of $225,770. The Partnership will payoff its remaining long-term debt of $3,947 by 2000. Total long-term debt assumed by the Partnership from inception is $7,995,934, for a total leverage of 25%.

Cash distributions paid in the first quarter of 2000 are currently at an annual level of 6% per Limited Partnership Unit, or $7.50 per Limited Partnership Unit. During 1999, the Partnership distributed a total of $27.50 per Limited Partnership Unit, of which $2.82 per Unit represents income and $24.68 per Unit represents a return of capital. For the quarter ended December 31, 1999, the Partnership declared a cash distribution of $159,356, of which $7,968 was allocated to the General Partner and $151,388 was allocated to the Limited Partners. The distribution subsequently occurred on February 11, 2000. The Partnership expects to continue paying at or near this level in the future. The effects of inflation have not been significant to the Partnership and are not expected to have any material impact in future periods.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                          Independent Auditors' Report
                          ----------------------------



The Partners of Wellesley Lease Income Limited Partnership III-D:

We have audited the accompanying balance sheets of Wellesley Lease Income Limited Partnership III-D (a Massachusetts Limited Partnership) as of December 31, 1999 and 1998, and the related statements of operations, partners' equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 1999. In connection with our audits of the financial statements, we have also audited the accompanying financial statement schedule II for each of the years in the three-year period ended December 31, 1999. These financial statements and this financial statement schedule are the responsiblity of the Partnership's management. Our responsibility is to express an opinion on these financial statements and this financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wellesley Lease Income Limited Partnership III-D as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1, the General  Partner  has  announced  its  intention  of
winding down the operations of the Partnership in 2000.   The  General  Partner
will continue to maintain and remarket the existing portfolio as equipment leases expire, and equipment returned by lessees will be sold.


                                                      KPMG LLP


Boston, Massachusetts
February 25, 2000


                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-D
                     (A Massachusetts Limited Partnership)

                                 Balance Sheets
                           December 31, 1999 and 1998

                                     Assets
                                     ------

                                                                       1999                  1998
                                                                  --------------        --------------



Investment property, at cost:
  Computer equipment                                              $    1,002,046        $    3,589,735
    Less accumulated depreciation                                        793,493             2,575,703
                                                                  --------------        --------------
      Investment property, net                                           208,553             1,014,032

Cash and cash equivalents                                                421,949               403,150
Rents receivable, net                                                      3,701                 5,483
Accounts receivable - affiliates                                          51,229                48,059
Other assets                                                                   -                 6,917
                                                                  --------------        --------------

    Total assets                                                  $      685,432        $    1,477,641
                                                                  ==============        ==============

                        Liabilities and Partners' Equity
                        --------------------------------

Liabilities:
  Current portion of long-term debt                               $        3,947        $      225,770
  Accounts payable and accrued expenses - affiliates                       8,042                23,637
  Accounts payable and accrued expenses                                   24,170                52,371
  Unearned rental revenue                                                  7,188                31,655
  Long-term debt, less current portion                                         -                 3,947
                                                                  --------------        --------------

    Total liabilities                                                     43,347               337,380
                                                                  --------------        --------------

Partners' equity:
  General Partner:
    Capital contribution                                                   1,000                 1,000
    Cumulative net income                                                666,718               637,502
    Cumulative cash distributions                                       (667,718)             (638,502)
                                                                  --------------        --------------
                                                                               -                     -
                                                                  --------------        --------------

Limited Partners (20,185 units):
    Capital contribution, net of offering costs                        8,987,039             8,987,039
    Cumulative net income                                              4,341,331             4,284,420
    Cumulative cash distribuitons                                    (12,686,285)          (12,131,198)
                                                                  --------------        --------------
                                                                         642,085             1,140,261
                                                                  --------------        --------------
    Total partners' equity                                               642,085             1,140,261
                                                                  --------------        --------------

    Total liabilities and partners' equity                        $      685,432        $    1,477,641
                                                                  ==============        ==============


                 See accompanying notes to financial statements.




                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-D
                     (A Massachusetts Limited Partnership)

                            Statements of Operations
                   Year Ended December 31, 1999, 1998 and 1997



                                                            1999                    1998                    1997
                                                       --------------          --------------          --------------


Revenue:
  Rental income                                        $      866,790          $    1,532,778          $    1,773,096
  Interest income                                              11,964                  12,385                  11,152
  Warrant income                                               11,202                       -                       -
  Other income                                                 16,249                       -                       -
  Net gain (loss) on sale of equipment                        (57,040)                 28,709                  50,663
                                                       --------------          --------------          --------------

    Total revenue                                             849,165               1,573,872               1,834,911
                                                       --------------          --------------          --------------

Costs and expenses:
  Depreciation                                                534,647                 825,145               1,103,845
  Interest                                                      7,245                  51,388                  74,095
  General and administrative                                  220,997                 318,537                 301,757
  Provision for (reversal of) doubtful accounts                   149                  (8,668)                (46,169)
                                                       --------------          --------------          --------------

    Total costs and expenses                                  763,038               1,186,402               1,433,528
                                                       --------------          --------------          --------------

Net income                                             $       86,127          $      387,470          $      401,383
                                                       ==============          ==============          ==============


                 See accompanying notes to financial statements.



               WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-D
                     (A Massachusetts Limited Partnership)

                    Statements of Partners' Equity (Deficit)
                 Years Ended December 31, 1999, 1998 and 1997



                                                            1999                    1998                    1997
                                                       --------------          --------------          --------------

Equity at December 31, 1996                            $            -          $    1,520,024          $    1,520,024

Net income                                                     26,560                 374,823                 401,383

Cash distributions                                            (26,560)               (504,626)               (531,186)
                                                       --------------          --------------          --------------

Equity at December 31, 1997                                         -               1,390,221               1,390,221

Net income                                                     31,872                 355,598                 387,470

Cash distributions                                            (31,872)               (605,558)               (637,430)
                                                       --------------          --------------          --------------

Equity at December 31, 1998                                         -               1,140,261               1,140,261

Net income                                                     29,216                  56,911                  86,127

Cash distributions                                            (29,216)               (555,087)               (584,303)
                                                       --------------          --------------          --------------

Equity at December 31, 1999                            $            -          $      642,085          $      642,085
                                                       ==============          ==============          ==============

                 See accompanying notes to financial statements.




                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-D
                     (A Massachusetts Limited Partnership)

                            Statements of Cash Flows
                   Years Ended December 31, 1999, 1998 and 1997



                                                            1999                    1998                    1997
                                                       --------------          --------------          --------------


Cash flows from operating activities:
  Net income                                           $       86,127          $      387,470          $      401,383
                                                       --------------          --------------          --------------

  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation                                            534,647                 825,145               1,103,845
      Provision for (reversal of) doubtful accounts               149                  (8,668)                (46,169)
      Net (gain) loss on sale of equipment                     57,040                 (28,709)                (50,663)
      Net decrease in current assets                            5,379                  31,825                 129,262
      Net (decrease) increase in current liabilities          (68,263)                (25,606)                 (2,605)
                                                       --------------          --------------          --------------

        Total adjustments                                     528,952                 793,987               1,133,670
                                                       --------------          --------------          --------------

        Net cash provided by operating activities             615,079               1,181,457               1,535,053
                                                       --------------          --------------          --------------

Cash flows from investing activities:
  Purchase of investment property                                   -                       -              (1,168,532)
  Proceeds from sales of investment property                  213,793                 234,458                  90,339
                                                       --------------          --------------          --------------

        Net cash provided by (used in)
          investing activities                                213,793                 234,458              (1,078,193)
                                                       --------------          --------------          --------------

Cash flows from financing activites:
  Proceeds from borrowings on long-term debt                        -                       -                 708,661
  Principal payments on long-term debt                       (225,770)               (628,925)               (645,944)
  Cash distributions to partners                             (584,303)               (637,430)               (531,186)
                                                       --------------          --------------          --------------

        Net cash used in financing activities                (810,073)             (1,266,355)               (468,469)
                                                       --------------          --------------          --------------

Net increase (decrease) in cash and cash equivalents           18,799                 149,560                 (11,609)

Cash and cash equivalents at beginning of year                403,150                 253,590                 265,199
                                                       --------------          --------------          --------------

Cash and cash equivalents at end of year               $      421,949          $      403,150          $      253,590
                                                       ==============          ==============          ==============

Supplemental cash flow information:
  Interest paid during the year                        $        7,245          $       51,388          $       74,095
                                                       ==============          ==============          ==============

                 See accompanying notes to financial statements.




                 WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-D
                      (A Massachusetts Limited Partnership)

                          Notes to Financial Statements
                        December 31, 1999, 1998 and 1997

(1)  Organization and Partnership Matters

The Partnership was organized under the Massachusetts Uniform Limited Partnership Act on March 29, 1985. The Amended Agreement of Limited Partnership authorized the issuance of up to 25,000 Limited Partnership Units at a per unit gross price of $500 and up to 20 additional units to affiliates. The Partnership closed on April 25, 1986, with 20,185 units.

Pursuant to the terms of the Amended Agreement of Limited Partnership, Distributable Cash From Operations and Profits for federal income tax and financial reporting purposes from normal operations and any Distributable Cash From Sales or Refinancings from gains of the Partnership shall be allocated 95% to the Limited Partners and 5% to the General Partner. Further, gains on sales of equipment occurring after the reinvestment period end shall be allocated first to eliminate negative capital accounts, if any, and second 95% to the Limited Partners and 5% to the General Partner until "Payout". "Payout" means the time when the aggregate amount of all distributions to the Limited Partners of Distributable Cash From Operations and of Distributable Cash From Sales or Refinancings equals the aggregate amount of the Limited Partners' original invested capital plus a cumulative 10% annual return (compounded daily) on their aggregate unreturned invested capital (calculated from the beginning of the first full fiscal quarter following the Partnership's closing date). Losses for federal income tax and financial reporting purposes from normal operations and any Distributable Cash From Sales or Refinancings from losses of the Partnership shall be allocated 99% to the Limited Partners and 1% to the General Partner until Payout has occurred, and 85% to the Limited Partners and 15% to the General Partner thereafter. In addition, special cost recovery allocations may be required to reflect the differing initial capital contributions of the General Partner and the Limited Partners. The Partnership's books and records are in accordance with the terms of the Amended Agreement of Limited Partnership. Including the fourth quarter of 1999 distribution made February 11, 2000, cumulative distributions to date are $636.00 per Unit. This constitutes 127% of the initial investment. It is not anticipated that Payout will occur as of the liquidation of the Partnership.

The General Partner has contributed $1,000 in respect of its General Partnership interest. In addition, the General Partner and its affiliates have acquired an additional $10,000 of Limited Partnership Units in accordance with the Amended Agreement of Limited Partnership.

The General Partner has announced its intention of winding down the operations of the Partnership in 2000. The General Partner will continue to maintain and remarket the existing portfolio as equipment leases expire, and equipment returned by lessees will be sold.


                 WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-D
                      (A Massachusetts Limited Partnersip)

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

Depreciation on investment property purchased in 1987 and thereafter is provided using the double-declining balance method, generally over a five-year period. The Partnership's policy is to periodically review the estimated fair market value of its equipment to assess the recoverability of its underpreciated cost. In accordance with this policy, the Partnership records a charge to depreciation expense in instances when the net book value of equipment exceeds its net realizable value. Routine maintenance and repairs are expensed as incurred. Major betterments and enhancements are capitalized and depreciated in accordance with the Partnership's depreciation policy.

Cash and Cash Equivalents

The   Partnership  considers  cash  and  short-term  investments  with  original maturities of three months or less to be cash and cash equivalents.

Allowance for Doubtful Accounts

The financial statements include allowances for estimated losses on receivable balances. The allowances for doubtful accounts are based on past write off experience and an evaluation of potential uncollectible accounts within the current receivable balances. Receivable balances which are determined to be uncollectible are charged against the allowance and subsequent recoveries, if any, are credited to the allowance. At December 31, 1999 and 1998, the allowance for doubtful accounts included in rents receivable was $1,087 and $938, respectively, and $0 and $0 included in sales receivable, respectively.


                 WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-D
                      (A Massachusetts Limited Partnership)

                          Notes to Financial Statements

Income Taxes

No provision for federal income taxes has been made as the liability for such taxes is that of the Partners rather than the Partnership. Taxable income, as reported on Schedule K-1, Form 1065 "Partner's Share of Income, Credits, Deductions, etc.", was $94,430, $288,189, and $406,922 in 1999, 1998 and 1997,
respectively (see note 7).

(3)  Investment Property

At  December  31,  1999,   the  Partnership  owned  computer  equipment  with  a
depreciated cost basis of $208,553. All purchases of computer equipment are subject to a 3% acquisition fee paid to the General Partner.

(4)  Leases

Description of leasing arrangements:

Operations consist primarily  of  leasing  computer  equipment.   All  equipment
leases are classified as operating leases and expire over the next two years.

Minimum lease payments scheduled to be received in the future under existing noncancelable operating leases are as follows:

          2000          $    115,412
          2001                 2,520
                        ------------

                        $    117,932
                        ============

Four lessees, American Hard Cider, Incorporated, FaxNet, Incorporated, The Internet Access Company, Incorporated, and VIP Calling, Incorporated, lease equipment in excess of 10% of total rental income for the year ended December 31, 1999. The related rental payments comprise 20.55%, 11.59%, 33.35%, and 10.73%, respectively, of the toal rental income for the year ended December 31, 1999. Five lessees, American Hard Cider, Incorporated, FaxNet, Incorporated, Hughes Aircraft, Incorporated, The Internet Access Company, Incorporated, and VIP Calling, Incorporated, lease equipment comprising 21.33%, 26.17%, 14.91%, 11.21% and 10.65%, respectively, of the total equipment portfolio at December 31, 1999.


                 WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-D
                      (A Massachusetts Limited Partnership)

                           Notes to Financial Statements

(5)  Related Party Transactions

Fees, commissions and other expenses paid or accrued by the Partnership to the General Partner or affiliates of the General Partner for the years ended December 31 are as follows:



                                      1999             1998             1997
                                      ----             ----             ----

Equipment acquisition fee          $        -       $        -       $   34,035
Management fees                        63,383          115,631          131,657
Reimbursable expenses paid            123,358          188,015          165,800
                                   ----------       ----------       ----------

                                   $  186,741       $  303,646       $  331,492
                                   ==========       ==========       ==========

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

(6)  Long-term Debt

Long-term debt at December 31, 1999 consists of one installment note totaling $3,947. The loan is non-recourse and is collateralized by equipment on the respective leases with a total net book value of $7,712 and assignment of the related lease.

Maturities on long-term debt are as follows:

            2000          $   3,947
                          ---------

                          $   3,947
                          =========



                 WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-D
                      (A Massachusetts Limited Partnership)

                            Notes to Financial Statements

(7)  Reconciliation of Financial Statement  Net  Income  to  Taxable  Income  to
     Partners

A reconciliation of financial statement net income to taxable income to partners is as follows for the years ended December 31:



                                                         1999            1998            1997
                                                         ----            ----            ----


  Net income per financial statements                 $   86,127      $  387,470      $  401,383

  Provision for doubtful accounts expense for
    financial statement purposes (less than)
    in excess of provision for doubtful accounts
    expense for tax purposes                                 149          (8,868)        (43,610)

  Depreciation expense for financial statement
    purposes in excess of depreciation expense
    for tax purposes                                     231,564          33,645          20,547

  Net gain on sale of equipment for financial
    statement purposes in excess of (less than)
    net gain on sale of equipment for tax purposes      (223,410)       (124,058)         28,602
                                                      ----------      ----------      ----------

  Taxable income to partners                          $   94,430      $  288,189      $  406,922
                                                      ==========      ==========      ==========


Losses for federal tax purposes from normal operations are allocated 99% to the Limited Partners and 1% to the General Partner. Profits for federal tax purposes from normal operations are allocated 95% to the Limited Partners and 5% to the General Partner. In addition, special cost recovery allocations may be required to reflect any differing initial capital contribution of the General Partner and the Limited Partners.




                 WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-D
                      (A Massachusetts Limited Partnership)




Schedule II - Valuation and Qualifying Accounts and Reserves





Classification

                                            Additions
                                            Charged to
                                            (Recoveries
                           Balance at        Credited
Balance at                 Beginning        From) Costs
End of Year                 of Year         and Expenses     Charge-Offs
-----------                ----------       ------------     -----------


Year ended
December 31, 1997          $   53,416       $  (43,610)      $        -       $    9,806
                           ==========       ==========       ==========       ==========


Year ended
December 31, 1998          $    9,086       $   (8,668)      $     (200)      $      938
                           ==========       ==========       ==========       ==========


Year ended
December 31, 1999          $      938       $      149       $        -       $    1,087
                           ==========       ==========       ==========       ==========








                 WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-D
                      (A Massachusetts Limited Partnership)

                    Computer Equipment Portfolio (Unaudited)
                                December 31, 1999


Lessee

American Hard Cider, Incorporated
Evare, Limited Liability Corporation
Faxnet, Incorporated
George Melhado and Company
Hughes Aircraft Corporation
J. Walter Thompson, U.S.A., Incorporated
USG Corporation
VenturCom, Incorporated
VIP Calling, Incorporated


Equipment Description                  Acquisition Price

Computers                                    $   161,962
Peripherals                                      380,952
Other                                            459,132
                                             -----------

                                             $ 1,002,046
                                             ===========





Exhibit 11       WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-D
                      (A Massachusetts Limited Partnership)

              Computation of Net Income per Limited Partnership Unit
                   Years Ended December 31, 1999, 1998 and 1997



                                                          1999                    1998                    1997
                                                     --------------          --------------          --------------


Net income                                           $       86,127          $      387,470          $      401,383

Gain on sale                                                (28,779)                (28,709)                (50,663)
Loss on sale                                                 85,819                       -                       -
Special cost recovery allocation                            (30,738)                (13,157)                 (6,832)
                                                     --------------          --------------          --------------

Available income (loss) from operations                     112,429                 345,604                 343,888
                                                     --------------          --------------          --------------

Allocations to General Partner:
  Income (loss) from operations                               5,621                  17,280                  17,194
  Gain on sale                                                1,439                   1,435                   2,534
  Loss on sale                                               (8,582)                      -                       -
  Special cost recovery allocation                           30,738                  13,157                   6,832
                                                     --------------          --------------          --------------

Income allocated to General Partner                          29,216                  31,872                  26,560
                                                     --------------          --------------          --------------

Income allocated to Limited Partners                 $       59,911          $      355,598          $      374,823
                                                     ==============          ==============          ==============

Number of Limited Partnership Units                          20,185                  20,185                  20,185

Net income per Limited Partnership Unit              $         2.82          $        17.62          $        18.57
                                                     ==============          ==============          ==============




Item 9.  Change   in  and  Disagreements  with  Accountants  on  Accounting  and
         Financial Statement Disclosures.


None.


                                    Part III

Item 10.  Directors and Executive Officers of the Partnership.

(a-b) Identification of Directors and Executive Officer

The Partnership has no Directors or Officers. As indicated in Item 1. of this report, the General Partner of the Partnership is Wellesley Leasing Partnership. Under the Partnership Agreement, the General Partner is solely responsible for the operation of the Partnership's properties, and the Limited Partners have no right to participate in the control of such operations. The General Partner has three Corporate General Partners: TLP and TLPMS, both Massachusetts corporations and Waddell & Reed Financial Services, Inc., a Missouri corporation. The names and ages of the Directors and Executive Officers of the Corporate General Partners are as follows:

TLP and TLPMS

    Name                        Title                                      Age

Nicholas C. Bogard           Director                                      54
Arthur P. Beecher            Director, President, and Clerk                62
Nancy E. Malone              Vice President                                42
Irene V. King                Vice President, Financing                     52

Waddell & Reed Financial Services, Inc.

    Name                        Title                                      Age

Keith A. Tucker              President, Chairman of the Board,             55
                               Chief Executive Officer, and Director
Robert L. Hechler            Vice President, Chief Operations Officer,     63
                               Treasurer and Director
Henry J. Herrmann            Vice President, Chief Investment Officer      57
                               and Director
Robert J. Williams, Jr.      Vice President and National Sales Manager     55
David R. Burford             Vice President, Assistant Secretary           42
                               and Associate General Counsel

(c)  Identification of certain significant persons

See Item 10.(a-b)

(d)  Family relationships

No family relationships exists between any of the foregoing Directors or Officers.

(e) Business experience

Nicholas C. Bogard is Chairman of the Board of Directors for TLP and TLPMS. Mr. Bogard served as President and Director of TLP from 1982 - 1992, and served as Director of CS First Boston from 1992 - 1994. He has been working as an independent consultant since 1994. Mr. Bogard holds a B.A. from Princeton University and an M.B.A. from Harvard University.

Arthur P. Beecher is President, Director and Clerk of TLP and TLPMS. Prior to joining TLP, he was an officer of CSA Financial Corp. of Boston, Massachusetts, most recently as Vice President, Finance and Administration since 1975. Mr. Beecher holds a B.S. from Boston University and is a Certified Public Accountant.

Nancy E. Malone is Vice President of TLP and TLPMS.   Prior to joining TLP,  she
was Manager, Lease Financing for 11 years at CSA Financial Corp. of Boston, Massachusetts. Ms. Malone holds a B.A. from The College of the Holy Cross.

Irene V. King is Vice President, Finance for TLP and TLPMS. Prior to joining TLP in April 1994, she was Director of Public Income Funds at CSA Financial Corp. of Boston, Massachusetts and was previously Vice President of Finance at First Alliance Corp. of Wellesley, Massachusetts. Ms. King holds a B.A. from Barat College of the Sacred Heart, Lake Forest, Illinois.

Keith A. Tucker is President, Chief Executive Officer and Director of Waddell & Reed; Chairman of the Board of Directors of WRIMCO, Waddell & Reed, Inc., Waddell & Reed Services Company, Waddell & Reed Asset Management Company and Torchmark Distributors, Inc., as affiliate of Waddell & Reed, Inc.; Vice Chairman of the Board of Directors, Chief Executive Officer and President of United Investors Management Company; Vice Chairman of the Board of Directors of Torchmark Corporation; and President of each of the funds in the United, Waddell & Reed and TMK/United mutual fund groups. He is also Director of Southwestern Life Corporation. Prior to joining Torchmark Coporation in 1991, Mr. Tucker was with Trivest, Inc. and Trivest Securities Corporation in Miami, Florida since 1987, most recently as the Senior Vice President and President, respectively. Prior to Trivest, Inc., he was Director of Atlantis Group, Inc., a diversified company. Mr. Tucker holds a B.B.A. and a J.D. both from the University of Texas.

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


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

Robert J. Williams, Jr. is Vice President and National Sales Manager of Waddell & Reed and Executive Vice President and National Sales Manager of Waddell & Reed,Inc. He has been employed by Waddell & Reed, Inc. since July 1996. He was employed with Charles Schwab & Company from November 1991 to July 1995. From August 1984 to October 1991, he was employed by American Express Financial Advisors or its affiliates. Mr. Williams holds a B.S. from the University of Utah and an M.B.A. from California State-Humbolt.

David Burford is Vice President and Associate General Counsel. He joined Waddell & Reed in 1985 and has responsibilities in many areas, including broker-dealer compliance, litigation, regulatory concerns, retirement plans, tax issues, employment claims, insurance and contracts. Prior to joining
Waddell & Reed, he spent three years at a Kansas City law firm, working primarily on tax-related matters. Mr. Burford has a bechelors degree in business administration (accounting) from the University of Missouri and a law degree from Duke University.

(f)  Involvement in certain legal proceedings

The Partnership is not aware of any legal proceedings against any Director or Executive Officer of the Corporate General Partners which may be important for the evaluation of any such person's ability and integrity.



Item 11.  Management Remuneration and Transactions.

(a), (b), (c), (d), and (e): The Officers and Directors of the Corporate General Partners receive no current or proposed direct remuneration in such capacities, pursuant to any standard arrangements or otherwise, from the Partnership. In addition, the Partnership has not paid and does not propose to pay any options, warrants or rights to the Officers and Directors of the Corporate General Partners. There exists no remuneration plan or arrangement with any Officer or Director of the Corporate General Partners resulting from the resignation, retirement or any other termination. See note 5 to the financial statements included in Item 8. of this report for a description of the remuneration paid by the Partnership to the General Partner and its affiliates during 1999, 1998 and 1997.



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

No person or group is kown by the General Partner to own benefically more than 5% of the Partnership's 20,185 outstanding Limited Partnership Units as of December 31, 1999.

By virtue of its organization as a limited partnership, the Partnerhsip has no Officers or Directors. See also note 1 to the financial statements included in
Item 8. and Item 10. of this report.


Item 13.  Certain Relationships and Related Transactions.

(a), (b), and  (c):   The  General  Partner  of  the  Partnership  is  Wellesley
Leasing Partnership, a Massachusetts general partnership which in turn has three Corporate General Partners: TLP and TLPMS, both Massachusetts corporations and Waddell & Reed, a Missouri corporation. The Corporate General Partners' Directors and Executive Officers are identified in Item 10. of this report. The Partnership was not involved in any transaction involving any of these Directors or Officers or any member of the immediate family of these individuals, nor did any of these persons provide services to the Partnership for which they received direct or indirect remuneration. Similarly, there exists no business relationships between the Partnership and any of the Directors or Officers of the Corporate General Partners, nor were any of the individuals indebted to the Partnership.

The General Partner is responsible for acquiring, financing, leasing and selling equipment for the Partnership. TLPMS proposes for the Partnership equipment acquisitions, leasing transactions, financing and refinancing transactions, and sale transactions for approval by the Executive Committee and oversees the operation, management and use of each Partnership's equipment. TLP oversaw the marketing of the Units and oversees all administrative functions of the Partnership and, together with Waddell & Reed, provides substantially all of the General Partner's capital resources. In consideration of such services and capital commitments, TLP receives 30%, Waddell & Reed receives 10% and TLPMS receives 60% of all compensation received by the General Partner in connection with the formation and operation of the Partnership (including equipment management fees, acquisition fees, subordinated remarketing fees and the General Partner's share of Distributable Cash From Sales or Refinancings), except for Acquisition Fees, as to which TLP receives 15%, Waddell & Reed receives 10% and TLPMS receives 75%. The General Partner also was reimbursed in an amount equal to 3% of the gross proceeds of the Partnership's offerings for organizational and offering expenses; all such expenses in excess of that amount were borne by TLP. See note 5 to the financial statements included in Intem 8. of this report for a description of payments made by the Partnership to the General Partner.

For information regarding the settlements between the Partnership and the Liquidating Estate of CIS Corporation, et al, arising out of the emergence from bankruptcy of CIS and CMI, see Item 3. Legal Proceedings.


                                 Part IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K: None.

  (a)  1.  Financial Statements                                         Page No.

           Independent Auditors' Report                                      15
           Balance Sheets at December 31, 1999 and 1998                      16
           Statements of Operations
             Years Ended December 31, 1999, 1998 and 1997                    17
           Statements of Partners' Equity (Deficit)
             Years Ended December 31, 1999, 1998 and 1997                    18
           Statements of Cash Flows
             Years Ended December 31, 1999, 1998 and 1997                    19
           Notes to Financial Statements                                  20-24


       2.  Financial Statement Schedules

           Schedule II - Valuation and Qualifying Accounts and Reserves      25

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


                                   SIGNATURE


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

Date: March 27, 2000