Form 10-Q
period 2000-03-31
WELLESLEY LEASE INCOME LTD PARTNERSHIP III-D
filed 2000-05-08
CIK 760386

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                                FORM 10-Q

               Quarterly Report Under Section 13 or 15(d) of
             the United States Securities Exchange Act of 1934



For Quarter ended March 31, 2000                     Commission File No. 2-95011


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

                                 Not Applicable
                             ----------------------
                 (Former name, former address and former fiscal year,
                          if changed since last report)


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



                 WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-D
                      (A Massachusetts Limited Partnership)



                                    INDEX                               Page No.

Part I.   FINANCIAL INFORMATION

          Financial Statements

            Balance Sheets as of March 31, 2000 and December 31, 1999       3

            Statements of Operations
              Quarters Ended March 31, 2000 and 1999                        4

            Statements of Cash Flows
              Quarters Ended March 31, 2000 and 1999                        5

            Notes to Financial Statements                               6 - 7

          Management's Discussion and Analysis of Financial
              Condition and Results of Operations                       8 - 9

          Computer Equipment Portfolio                                     10

Part II.  OTHER INFORMATION

          Items 1 - 6                                                      11

          Signature                                                        12



                      PART I.  FINANCIAL INFORMATION

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-D
                     (A Massachusetts Limited Partnership)

                                 Balance Sheets

                                     Assets
                                     ------

                                                                    (Unaudited)            (Audited)
                                                                      3/31/00              12/31/99
                                                                  --------------        --------------



Investment property, at cost (note 3):
  Computer equipment                                              $      940,503        $    1,002,046
    Less accumulated depreciation                                        787,486               793,493
                                                                  --------------        --------------
      Investment property, net                                           153,017               208,553

Cash and cash equivalents                                                375,023               421,949
Rents receivable, net (note 2)                                             3,084                 3,701
Accounts receivable - affiliates                                           2,908                51,229
                                                                  --------------        --------------

    Total assets                                                  $      534,032        $      685,432
                                                                  ==============        ==============

                        Liabilities and Partners' Equity
                        --------------------------------

Liabilities:
  Current portion of long-term debt                               $            -        $        3,947
  Accounts payable and accrued expenses-affiliates (note 4)                8,249                 8,042
  Accounts payable and accrued expenses                                   24,354                24,170
  Unearned rental revenue                                                      -                 7,188
                                                                  --------------        --------------

    Total liabilities                                                     32,603                43,347
                                                                  --------------        --------------

Partners' equity:
  General Partner:
    Capital contribution                                                   1,000                 1,000
    Cumulative net income                                                674,686               666,718
    Cumulative cash distributions                                       (675,686)             (667,718)
                                                                  --------------        --------------
                                                                               -                     -
                                                                  --------------        --------------

Limited Partners (20,185 units):
    Capital contribution, net of offering costs                        8,987,039             8,987,039
    Cumulative net income                                              4,352,063             4,341,331
    Cumulative cash distribuitons                                    (12,837,673)          (12,686,285)
                                                                  --------------        --------------
                                                                         501,429               642,085
                                                                  --------------        --------------
    Total partners' equity                                               501,429               642,085
                                                                  --------------        --------------

    Total liabilities and partners' equity                        $      534,032        $      685,432
                                                                  ==============        ==============


                 See accompanying notes to financial statements.




                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-D
                     (A Massachusetts Limited Partnership)

                            Statements of Operations
                     Quarters Ended March 31, 2000 and 1999
                                   (Unaudited)



                                                            2000                    1999
                                                       --------------          --------------


Revenue:
  Rental income                                        $       75,236          $      262,561
  Interest income                                               3,999                   3,180
  Warrant income                                                6,852                       -
  Net gain on sale of equipment                                     -                   1,495
                                                       --------------          --------------

      Total revenue                                            86,087                 267,236
                                                       --------------          --------------

Costs and expenses:
  Depreciation                                                 46,811                 164,880
  Provision for doubtful accounts                                  23                     514
  Interest                                                         43                   4,436
  Related party expenses (note 4):
    Management fees                                             5,016                  17,825
    General and administrative                                 15,494                  41,954
                                                       --------------          --------------

      Total costs and expenses                                 67,387                 229,609
                                                       --------------          --------------

Net income                                             $       18,700          $       37,627
                                                       ==============          ==============

Net income per Limited Partnership Unit                $          .53          $         1.47
                                                       ==============          ==============


                 See accompanying notes to financial statements.




                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-D
                     (A Massachusetts Limited Partnership)

                            Statements of Cash Flows
                   Quarters Ended March 31, 2000 and 1999
                                   (Unaudited)



                                                            2000                    1999
                                                       --------------          --------------


Cash flows from operating activities:
  Net income                                           $       18,700          $       37,627
                                                       --------------          --------------

  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation                                             46,811                 164,880
      Provision for doubtful accounts                              23                     514
      Net gain on sale of equipment                                 -                  (1,495)
      Net decrease in current assets                           48,915                  17,951
      Net (decrease) in current liabilities                    (6,797)                (30,243)
                                                       --------------          --------------

        Total adjustments                                      88,952                 151,607
                                                       --------------          --------------

        Net cash provided by operating activities             107,652                 189,234
                                                       --------------          --------------

Cash flows from investing activities:
  Proceeds from sales of investment property                    8,725                   2,895
                                                       --------------          --------------

        Net cash provided by investing activities               8,725                   2,895
                                                       --------------          --------------

Cash flows from financing activites:
  Principal payments on long-term debt                         (3,947)               (111,791)
  Cash distributions to partners                             (159,356)               (159,355)
                                                       --------------          --------------

        Net cash used in financing activities                (163,303)               (271,146)
                                                       --------------          --------------

Net (decrease) in cash and cash equivalents                   (46,926)                (79,017)

Cash and cash equivalents at beginning of period              421,949                 403,150
                                                       --------------          --------------

Cash and cash equivalents at end of period             $      375,023          $      324,133
                                                       ==============          ==============

Supplemental cash flow information:
  Interest paid during the period                      $           43          $        4,436
                                                       ==============          ==============

                 See accompanying notes to financial statements.




                 WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-D
                      (A Massachusetts Limited Partnership)

                          Notes to Financial Statements
                 Quarters Ended March 31, 2000 and March 31, 1999

(1)  Organization and Partnership Matters

The foregoing financial statements of Wellesley Lease Income Limited Partnership III-D (the "Partnership") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-Q and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Pursuant to such rules and regulations, certain note disclosures which are normally required under generally accepted accounting principles have been omitted. It is recommended that these financial statements be read in conjunction with the Partnership's Annual Report on Form 10-K for the year ended December 31, 1999.

(2)  Summary of Significant Accounting Policies

Allowance for Doubtful Accounts

The financial statements include allowances for estimated losses on receivable balances. The allowances for doubtful accounts are based on past write off experience and an evaluation of potential uncollectible accounts within the current receivable balances. Receivable balances which are determined to be uncollectible are charged against the allowance and subsequent recoveries, if any, are credited to the allowance. At March 31, 2000 and December 31, 1999, the allowance for doubtful accounts included in rents receivable was $1,110 and $1,087, respectively.

(3)  Investment Property

At March 31, 2000, the Partnership owned computer equipment with a depreciated cost basis of $153,017. All purchases of computer equipment are subject to a 3% acquisition fee paid to the General Partner.



                 WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-D
                      (A Massachusetts Limited Partnership)

                           Notes to Financial Statements

(4)  Related Party Transactions

Fees, commissions and other expenses paid or accrued by the Partnership to the General Partner or affiliates of the General Partner for the quarter ended March 31 are as follows:



                                      2000             1999
                                      ----             ----

Management fees                    $    5,016       $   17,825
Reimbursable expenses paid             19,089           42,871
                                   ----------       ----------

                                   $   24,105       $   60,696
                                   ==========       ==========

Under the terms of the Partnership Agreement, the General Partner is entitled to to a management fee equal to 7% of the monthly rental billings collected. Also, the Partnership reimburses the General Partner and its affiliates for certain expenses incurred by them in connection with the operation of the Partnership.



                 WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-D
                      (A Massachusetts Limited Partnership)

                      Management's Discussion and Analysis of
                   Financial Condition and Results of Operations
                                  (Unaudited)

Results of Operations

The following discussion relates to the Partnership's operations for the quarter ended March 31, 2000 in comparison to the quarter ended March 31, 1999.

The Partnership realized net income of $18,700 and $37,627 for the quarters ended March 31, 2000 and 1999, respectively. Rental income decreased $187,325 or 71% in 2000. The decrease is primarily due to a reduction in the overall size of the equipment portfolio. Interest income increased as a result of higher average short-term investment balances held during the current quarter. During the current quarter, the Partnership exercised its rights to redeem warrants which resulted in $6,852 of additional income.

Total costs and expenses decreased $162,222 or 71% in 2000. Depreciation expense decreased due to a portion of the equipment portfolio becoming fully depreciated. Interest expense decreased due to payoff of long-term debt during the current quarter. Management fees decreased as a result of the decline in rental income. General and administrative expenses decreased $26,460 due to successful cost cutting efforts.

The Partnership recorded net income per Limited Partnership Unit of $.53 and $1.47 for the quarters ended March 31, 2000 and 1999, respectively. The allocation for the quarter ended March 31, 2000 includes a cost recovery allocation of profit and loss among the General and Limited Partners. This cost recovery allocation is required to maintain capital accounts consistent with the distribution provisions of the Partnership Agreement. In certain periods, the cost recovery of profit and loss may result in an allocation of net loss to the Limited Partners in instances when the Partnership's operations were profitable for the period.

Liquidity and Capital Resources

For the quarter ended March 31, 2000, rental revenue generated from operating leases and sales proceeds generated from equipment sales were the primary sources of funds for the Partnership. As equipment leases terminate, the General Partner determines if the equipment will be extended to the same lessee, remarketed to another lessee, or sold. This decision is made upon analyzing which option generates the most favorable result.


                 WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-D
                      (A Massachusetts Limited Partnership)

                      Management's Discussion and Analysis of
                   Financial Condition and Results of Operations
                                  (Unaudited)

Rental income will continue to decrease due to two factors. First, lower rates are obtained on the remarketing of existing equipment upon the expiration of the original lease. Typically the remarketed rates are lower due to the decrease in useful life of the equipment. Second, the increasing change of technology in the computer industry usually decreases the demand for older equipment, thus increasing the possibility of obsolescence. Both of these factors will cause remarketed rates to be lower than original rates and will cause certain leases to terminate upon expiration. This decrease however, should not affect the partnerhip's ability to meet its future cash requirements. To the extent that future cash flows should be insufficient to meet the Partnership's operating expenses and liabilities, additional funds could be obtained through the sale of equipment, or a reduction in the rate of cash distributions.

The Partnership's investing activities for the quarter resulted in equipment sales with a depreciated cost basis of $15,952, generating $8,725 in proceeds. Included in equipment sales in a $7,227 loss which was charged against the reserve, initially set up in a prior period to account for estimated losses on the ultimate disposition of equipment.

The Partnership's activities also included a paydown on long-term debt during 2000 of $3,947. The Partnership has paid off all of its long-term debt.

Cash distributions are currently at an annual level of 6% per Limited Partnership Unit, or $7.50 per Limited Partnership Unit on a quarterly basis. For the quarter ended March 31, 2000, the Partnership declared a cash distribution of $159,356, of which $7,968 was distributed to the General Partner and $151,388 was distributed to the Limited Partners. The distribution will be made on May 12, 2000. The Partnership expects to continue paying at or near this level in the future. The effects of inflation have not been significant to the Partnership and are not expected to have any material impact in future periods.


                 WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-D
                      (A Massachusetts Limited Partnership)

                    Computer Equipment Portfolio (Unaudited)
                                  March 31, 2000


Lessees

American Hard Cider, Incorporated
Evare, Limited Liability Corporation
Faxnet, Incorporated
George Melhado and Company
Hughes Aircraft Corporation
iBasis, Incorporated
J. Walter Thompson, U.S.A., Incorporated
USG Corporation


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


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

Date:  May 8, 2000

By:    Arthur P. Beecher
       President