Form 10-Q
period 2000-06-30
WELLESLEY LEASE INCOME LTD PARTNERSHIP III-D
filed 2000-08-09
CIK 760386

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                                FORM 10-Q

               Quarterly Report Under Section 13 or 15(d) of
             the United States Securities Exchange Act of 1934



For Quarter ended June 30, 2000                      Commission File No. 2-95011


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



                                    INDEX                               Page No.

Part I.   FINANCIAL INFORMATION

          Financial Statements

            Balance Sheets as of June 30, 2000 and December 31, 1999        3

            Statements of Operations
              Quarters Ended June 30, 2000 and 1999 and
              Six Months Ended June 30, 2000 and 1999                       4

            Statements of Cash Flows
              Six Months Ended June 30, 2000 and 1999                       5

            Notes to Financial Statements                               6 - 7

          Management's Discussion and Analysis of Financial
              Condition and Results of Operations                       8 - 9

          Computer Equipment Portfolio                                     10

Part II.  OTHER INFORMATION

          Items 1 - 6                                                      11

          Signature                                                        12



                      PART I.  FINANCIAL INFORMATION

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-D
                     (A Massachusetts Limited Partnership)

                                 Balance Sheets

                                     Assets
                                     ------

                                                                    (Unaudited)            (Audited)
                                                                      6/30/00              12/31/99
                                                                  --------------        --------------



Investment property, at cost (note 3):
  Computer equipment                                              $      571,587        $    1,002,046
    Less accumulated depreciation                                        522,516               793,493
                                                                  --------------        --------------
      Investment property, net                                            49,071               208,553

Cash and cash equivalents                                                272,290               421,949
Rents receivable, net                                                      9,723                 3,701
Accounts receivable - affiliates                                           6,451                51,229
                                                                  --------------        --------------

    Total assets                                                  $      337,535        $      685,432
                                                                  ==============        ==============

                        Liabilities and Partners' Equity
                        --------------------------------

Liabilities:
  Current portion of long-term debt                               $            -        $        3,947
  Accounts payable and accrued expenses-affiliates                         7,147                 8,042
  Accounts payable and accrued expenses                                   29,987                24,170
  Unearned rental revenue                                                      -                 7,188
                                                                  --------------        --------------

    Total liabilities                                                     37,134                43,347
                                                                  --------------        --------------

Partners' equity:
  General Partner:
    Capital contribution                                                   1,000                 1,000
    Cumulative net income                                                682,654               666,718
    Cumulative cash distributions                                       (683,654)             (667,718)
                                                                  --------------        --------------
                                                                               -                     -
                                                                  --------------        --------------

Limited Partners (20,185 units):
    Capital contribution, net of offering costs                        8,987,039             8,987,039
    Cumulative net income                                              4,302,423             4,341,331
    Cumulative cash distributions                                    (12,989,061)          (12,686,285)
                                                                  --------------        --------------
                                                                         300,401               642,085
                                                                  --------------        --------------
    Total partners' equity                                               300,401               642,085
                                                                  --------------        --------------

    Total liabilities and partners' equity                        $      337,535        $      685,432
                                                                  ==============        ==============


                 See accompanying notes to financial statements.




                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-D
                     (A Massachusetts Limited Partnership)

                            Statements of Operations
               Quarters and Six Months Ended June 30, 2000 and 1999
                                   (Unaudited)



                                                           Quarters Ended              Six Months Ended
                                                               June 30,                     June 30,
                                                       ------------------------     -----------------------
                                                          2000          1999           2000          1999
                                                       ------------------------     -----------------------


Revenue:
  Rental income                                        $   24,937    $  175,193     $  100,173    $  437,755
  Interest income                                           3,532         2,301          7,531         5,480
  Warrant income                                                -             -          6,852             -
  Other income                                                  -        16,249              -        16,249
  Net gain on sale of equipment                                 -         8,398              -         9,893
                                                       ----------    ----------     ----------    ----------

      Total revenue                                        28,469       202,141        114,556       419,377
                                                       ----------    ----------     ----------    ----------

Costs and expenses:
  Depreciation                                             45,038       137,205         91,849       302,085
  (Reversal of) provision for doubtful accounts               350        (1,452)           373          (938)
  Interest                                                      -         1,892             43         6,328
  Related party expenses (note 4):
    Management fees                                         2,666        13,480          7,682        31,305
    General and administrative                             22,087        35,967         37,581        77,921
                                                       ----------    ----------     ----------    ----------

      Total costs and expenses                             70,141       187,092        137,528       416,701
                                                       ----------    ----------     ----------    ----------

Net income                                             $  (41,672)   $   15,049     $  (22,972)   $   52,676
                                                       ==========    ==========     ==========    ==========

Net income per Limited Partnership Unit                $    (2.46)   $     0.35     $    (1.93)   $     1.82
                                                       ==========    ==========     ==========    ==========


                 See accompanying notes to financial statements.




                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-D
                     (A Massachusetts Limited Partnership)

                            Statements of Cash Flows
                    Six Months Ended June 30, 2000 and 1999
                                   (Unaudited)



                                                            2000                    1999
                                                       --------------          --------------


Cash flows from operating activities:
  Net income                                           $      (22,972)         $       52,676
                                                       --------------          --------------

  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation                                             91,849                 302,085
      (Reversal of) provision for doubtful accounts               373                    (938)
      Net gain on sale of equipment                                 -                  (9,893)
      Net decrease (increase) in current assets                38,383                  44,206
      Net increase (decrease) in current liabilities           (2,266)                (45,018)
                                                       --------------          --------------

        Total adjustments                                     128,339                 290,442
                                                       --------------          --------------

        Net cash provided by operating activities             105,367                 343,118
                                                       --------------          --------------

Cash flows from investing activities:
  Proceeds from sales of investment property                   67,633                  30,736
                                                       --------------          --------------

        Net cash provided by investing activities              67,633                  30,736
                                                       --------------          --------------

Cash flows from financing activites:
  Principal payments on long-term debt                         (3,947)               (174,601)
  Cash distributions to partners                             (318,712)               (318,711)
                                                       --------------          --------------

        Net cash used in financing activities                (322,659)               (493,312)
                                                       --------------          --------------

Net (decrease) increase in cash and cash equivalents         (149,659)               (119,458)

Cash and cash equivalents at beginning of period              421,949                 403,150
                                                       --------------          --------------

Cash and cash equivalents at end of period             $      272,290          $      283,692
                                                       ==============          ==============

Supplemental cash flow information:
  Interest paid during the period                      $           43          $        6,328
                                                       ==============          ==============

                 See accompanying notes to financial statements.




                 WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-D
                      (A Massachusetts Limited Partnership)

                          Notes to Financial Statements
                    Six Months Ended June 30, 2000 and 1999
                                   (Unaudited)


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

(2)  Summary of Significant Accounting Policies

Allowance for Doubtful Accounts

The financial statements include allowances for estimated losses on receivable balances. The allowances for doubtful accounts are based on past write off experience and an evaluation of potential uncollectible accounts within the current receivable balances. Receivable balances which are determined to be uncollectible are charged against the allowance and subsequent recoveries, if any, are credited to the allowance. At June 30, 2000 and December 31, 1999, the allowance for doubtful accounts included in rents receivable was $1,460 and $1,087, respectively.

(3)  Investment Property

At June 30, 2000,  the Partnership owned computer equipment  with a  depreciated
cost basis of $49,071.   All  purchases  of  computer  equipment are  subject to
a 3% acquisition fee paid to the General Partner.



                 WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-D
                      (A Massachusetts Limited Partnership)

                           Notes to Financial Statements

(4)  Related Party Transactions

Fees, commissions and other expenses paid or accrued by the Partnership to the General Partner or affiliates of the General Partner for the six months ended June 30 are as follows:



                                      2000             1999
                                      ----             ----

Management fees                    $    7,682       $   31,305
Reimbursable expenses paid             39,001           78,221
                                   ----------       ----------

                                   $   46,683       $  109,526
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



                 WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-D
                      (A Massachusetts Limited Partnership)

                      Management's Discussion and Analysis of
                   Financial Condition and Results of Operations
                                  (Unaudited)

Results of Operations

The following discussion relates to the Partnership's operations for the quarter and six months ended June 30, 2000 in comparison to the same periods ended June 30, 1999.

The Partnership realized net income (loss) of $(41,672) and $15,049 for the quarters ended June 30, 2000 and 1999, respectively. Rental income decreased $150,256 or 86% in 2000. The decrease is primarily due to a reduction in the overall size of the equipment portfolio. Interest income increased as a result of higher average short-term investment balances held during the current quarter.

Total costs and expenses decreased $116,951 or 63% in 2000. The decrease in costs and expenses is mainly due to the $92,167 reduction in depreciation expense during the current quarter in comparison to the same period in 1999. The decline in depreciation expense is primarily due to a portion of the equipment portfolio becoming fully depreciated. Management fees decreased in correlation to the decline in rental income. General and administrative expenses decreased $13,880 as a result of our cost cutting efforts.

The Partnership realized net income (loss) of $(22,972) and $52,676 for the six months ended June 30, 2000 and 1999, respectively. The $337,582 or 77% decrease in rental income is attributed to a net decrease in the overall size of the equipment portfolio. Interest income increased as a result of higher average short-term investment balances held during the period. During the first quarter, the Partnership exercised its rights to redeem warrants which resulted in $6,852 of additional income.

Total costs and expenses decreased $279,173 or 67% during the six month periods. Depreciation expense decreased due to a portion of the equipment portfolio becoming fully depreciated. Management fees decreased between the six month periods in relation to the decline in rental income. The decline in interest expense is due to the payoff of its long-term debt.

The Partnership recorded net income (loss) per Limited Partnership Unit of $(2.46) and $0.35 for the quarters ended June 30, 2000 and 1999, respectively, and $(1.93) and $1.82 for the six month periods ended June 30, 2000, and 1999, respectively. The allocation for the six months ended June 30, 2000 includes a cost recovery allocation of profit and loss among the General and Limited Partners. This cost recovery allocation is required to maintain capital accounts consistent with the distribution provisions of the Partnership Agreement. In certain periods, the cost recovery of profit and loss may result in an allocation of net loss to the Limited Partners in instances when the Partnership's operations were profitable for the period.

Liquidity and Capital Resources

For the quarter ended June 30, 2000, rental revenue generated from operating leases and sales proceeds generated from equipment sales were the primary sources of funds for the Partnership. As equipment leases terminate, the General Partner determines if the equipment will be extended to the same lessee, remarketed to another lessee, or sold. This decision is made upon analyzing which option generates the most favorable result.

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

The Partnership's investing activities for the six months ended June 30 consisted of equipment sales with a depreciated cost basis of $84,998, generating $58,908 in proceeds. Included in equipment sales is a $26,090 loss which was charged against the reserve, initially set up in a prior period to account for estimated losses on the ultimate disposition of equipment.

The Partnership's activities also included a paydown on long-term debt during 2000 of $3,947. The Partnership has paid off all of its long-term debt.

Cash distributions are currently at an annual level of 6% per Limited Partnership Unit, or $7.50 per Limited Partnership Unit on a quarterly basis. For the quarter ended June 30, 2000, the Partnership declared a cash distribution of $159,356, of which $7,968 was distributed to the General Partner and $151,388 was distributed to the Limited Partners. The distribution will be made on August 11, 2000. The Partnership expects to continue paying at or near this level in the future. The effects of inflation have not been significant to the Partnership and are not expected to have any material impact in future periods.


                 WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-D
                      (A Massachusetts Limited Partnership)

                    Computer Equipment Portfolio (Unaudited)
                                   June 30, 2000


Lessees

Hughes Aircraft Corporation
J. Walter Thompson, U.S.A., Incorporated
USG Corporation

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

Date:  August 9, 2000

By:    Arthur P. Beecher,
       President