Form 10-Q
period 2000-09-30
WELLESLEY LEASE INCOME LTD PARTNERSHIP III-D
filed 2000-11-15
CIK 760386

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


                     Quarterly Report Under Section 13 or 15(d)
                of the United States Securities Exchange Act of 1934

For Quarter Ended September 30, 2000              Commission File Number 2-95011

                 Wellesley Lease Income Limited Partnership III-D
              (Exact name of registrant as specified in its charter)

Massachusetts                                                         04-2850823
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)

77 Franklin Street, 4th Floor, Boston, MA                                  02110
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code                (617) 482-8000

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


                         YES [X]        NO [ ]

                         There are no Exhibits.

                 WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-D
                      (A Massachusetts Limited Partnership)



PART I.  FINANCIAL INFORMATION

         Financial Statements

           Balance Sheets as of September 30, 2000 and December 31, 1999       3

           Statements of Operations
             Quarters Ended September 30, 2000 and 1999 and
             Nine Months Ended September 30, 2000 and 1999                     4

           Statements of Cash Flows
             Nine Months Ended September 30, 2000 and 1999                     5

           Notes to Financial Statements                                   6 - 7

         Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                      8 - 10

         Computer Equipment Portfolio                                         11

PART II. OTHER INFORMATION

         Items 1 - 6                                                          12

         Signature                                                            13



                          PART I.  FINANCIAL INFORMATION

                 WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-D
                      (A Massachusetts Limited Partnership)

                                 Balance Sheets

                                                             (Unaudited)           (Audited)
                                     Assets                    9/30/00              12/31/99
                                     ------                ---------------      ---------------

Investment property, at cost (note 3):
  Computer equipment                                       $       348,569      $     1,002,046
    Less accumulated depreciation                                  346,381              793,493
                                                           ---------------      ---------------
      Investment property, net                                       2,188              208,553

Cash and cash equivalents                                          148,086              421,949
Rents receivable, net                                                2,740                3,701
Accounts receivable - affiliates                                         -               51,229
                                                           ---------------      ---------------

      Total assets                                         $       153,014      $       685,432
                                                           ===============      ===============


                            Liabilities and Partners' Equity
                            --------------------------------

Liabilities:
  Current portion of long-term debt                        $             -      $         3,947
  Accounts payable and accrued expenses - affiliates                 5,821                8,042
  Accounts payable and accrued expenses                             30,537               24,170
  Unearned rental revenue                                                -                7,188
                                                           ---------------      ---------------

    Total liabilities                                               36,358               43,347
                                                           ---------------      ---------------

Partners' equity:
  General Partner:
    Capital contribution                                             1,000                1,000
    Cumulative net income                                          682,654              666,718
    Cumulative cash distributions                                 (683,654)            (667,718)
                                                           ---------------      ---------------
                                                                         -                    -
                                                           ---------------      ---------------

Limited Partners (20,185 units):
  Capital contribution, net of offering costs                    8,987,039            8,987,039
  Cumulative net income                                          4,270,065            4,341,331
  Cumulative cash distributions                                (13,140,448)         (12,686,285)
                                                           ---------------      ---------------
                                                                   116,656              642,085
                                                           ---------------      ---------------
  Total partners' equity                                           116,656              642,085
                                                           ---------------      ---------------

  Total liabilities and partners' equity                   $       153,014      $       685,432
                                                           ===============      ===============

                  See accompanying notes to financial statements.


                 WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-D
                      (A Massachusetts Limited Partnership)

                          Statements of Operations
                                 (Unaudited)

                                            Quarters Ended                  Nine Months Ended
                                             September 30,                     September 30,
                                       -----------------------           ------------------------
                                          2000         1999                 2000          1999
                                       -----------------------           ------------------------

Revenue:
  Rental income                        $   5,037      $ 190,523          $  98,294      $ 628,278
  Interest income                          2,307          2,446              9,838          7,926
  Warrant income                             906              -              7,758              -
  Other income                                 -              -                  -         16,249
  Net gain on sale of equipment                -         15,170                  -         25,063
                                       ---------      ---------          ---------      ---------

    Total revenue                          8,250        208,139            115,890        677,516
                                       ---------      ---------          ---------      ---------

Costs and expenses:
  Depreciation                            15,758        118,656            107,607        420,741
  (Reversal of) provision for
    doubtful accounts                        666              -              1,039           (938)
  Interest                                     -            700                 43          7,029
  Related party expenses (note 4):
    Management fees                          530         16,639              8,212         47,943
    General and administrative            23,654         42,760             54,319        120,682
                                       ---------      ---------          ---------      ---------

      Total costs and expenses            40,608        178,756            171,220        595,457
                                       ---------      ---------          ---------      ---------

Net income (loss)                      $ (32,358)     $  29,383          $ (55,330)     $  82,059
                                       =========      =========          =========      =========

Net income (loss) per Limited
  Partnership Unit                     $   (1.60)     $    1.19          $   (3.53)     $    3.01
                                       =========      =========          =========      =========

                  See accompanying notes to financial statements.




                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-D
                     (A Massachusetts Limited Partnership)

                            Statements of Cash Flows
                  Nine Months Ended September 30, 2000 and 1999
                                  (Unaudited)



                                                                  2000                 1999
                                                            ---------------      ---------------
Cash flows from operating activities:
  Net income (loss)                                         $       (55,330)     $        82,059
                                                            ---------------      ---------------

Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation                                                    107,607              420,741
    (Reversal of) provision for doubtful accounts                     1,039                 (938)
    Net gain on sale of equipment                                         -              (25,063)
    Net decrease in current assets                                   51,151               17,934
    Net (decrease) increase in current liabilities                   (3,042)              23,538
                                                            ---------------      ---------------

      Total adjustments                                             156,755              436,212
                                                            ---------------      ---------------

      Net cash provided by operating activities                     101,425              518,271
                                                            ---------------      ---------------

Cash flows from investing activities:
  Proceeds from sales of investment property                         98,758               79,156
                                                            ---------------      ---------------

      Net cash provided by investing activities                      98,758               79,156
                                                            ---------------      ---------------

Cash flows from financing activities:
  Principal payments on long-term debt                               (3,947)            (214,780)
  Cash distributions to partners                                   (470,099)            (424,948)
                                                            ---------------      ---------------

      Net cash used in financing activities                        (474,046)            (639,728)
                                                            ---------------      ---------------

Net (decrease) in cash and cash equivalents                        (273,863)             (42,301)

Cash and cash equivalents at beginning of period                    421,949              403,150
                                                            ---------------      ---------------

Cash and cash equivalents at end of period                  $       148,086      $       360,849
                                                            ===============      ===============

Supplemental cash flow information:
  Interest paid during the period                           $            43      $         7,029
                                                            ===============      ===============


                  See accompanying notes to financial statements.


                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-D
                     (A Massachusetts Limited Partnership)


                         Notes to Financial Statements
        Nine Months Ended September 30, 2000 and September 30, 1999


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

(2)  Summary of Significant Accounting Policies

Allowance for Doubtful Accounts

The financial statements include allowances for estimated losses on receivable balances. The allowances for doubtful accounts are based on past write off experience and an evaluation of potential uncollectible accounts within the current receivable balances. Receivable balances which are determined to be uncollectible are charged against the allowance and subsequent recoveries, if any, are credited to the allowance. At September 30, 2000 and December 31, 1999, the allowance for doubtful accounts included in rents receivable was $2,126 and $1,087, respectively, and $0 and $0 included in sales receivable, respectively.

(3)  Investment Property

At  September  30,  2000,  the  Partnership  owned  computer  equipment  with  a
depreciated cost basis of $2,188.   All  purchases  of  computer  equipment  are
subject to a 3% acquisition fee paid to the General Partner.

(4)  Related Party Transactions

Fees and expenses paid or accrued by the Partnership to the General Partner or affiliates of the General Partner for the nine months ended September 30 are as follows:

                                           2000              1999
                                       ------------      ------------

Management fees                        $      8,212      $     47,943
Reimbursable expenses paid                   54,464           106,936
                                       ------------      ------------

                                       $     62,676      $    154,879
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


                 WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-D
                      (A Massachusetts Limited Partnership)

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                   (Unaudited)


Results of Operations

The following discussion relates to the Partnership's operations for the quarter and nine months ended September 30, 2000 in comparison to the same periods ended September 30, 1999.


The  Partnership  realized  net  income (loss)  of $(32,358) and $29,383 for the quarters ended September 30, 2000 and 1999, respectively. Rental income decreased $185,486 or 97% between the three month periods. The decrease is primarily due to a reduction in the overall size of the equipment portfolio.

Total costs and expenses decreased $138,148 or 77% between the three month periods. Depreciation expense decreased $102,898 or 87% due to a portion of the equipment portfolio becoming fully depreciated. Also included in depreciation expense for the quarter ended September 30, 2000 is a provision of $12,500 for estimated losses on the ultimate disposition of equipment. General and administrative expenses decreased $19,106 as a result of our cost cutting efforts. Management fees decreased in correlation to the decline in rental income.

The Partnership realized net income (loss) of $(55,330) and $82,059 for the nine months ended September 30, 2000 and 1999, respectively. The $529,984 or 84% decrease in rental income is attributed to a net decrease in the overall size of the equipment portfolio. Interest income increased as a result of higher average short-term investment balances held during the period. During the nine month period, the Partnership exercised its rights to redeem warrants, which resulted in $7,758 of additional income.

Total costs and expenses decreased $424,237 or 71% during the nine month periods. As discussed in the quarter analysis above, depreciation expense decreased $313,134 or 74% between 2000 and 1999 due to the initial equipment portfolio becoming fully depreciated and to a reduction in the overall size of the equipment portfolio. Management fees decreased between the nine month periods due to the decline in rental income. The decline in interest expense is due to the payoff of its long-term debt. General and administrative expenses decreased $66,363 or 55% mainly due to successful cost cutting effects.

The Partnership recorded net income (loss) per Limited Partnership Unit of $(1.06) and $1.19 for the quarters ended September 30, 2000 and 1999, respectively, and net income (loss) of $(3.53) and $3.01 for the nine months ended September 30, 2000 and 1999, respectively. The allocation for the nine months ended September 30, 2000 includes a cost recovery allocation of profit and loss among the General and Limited Partners. The cost recovery allocation is required to maintain capital accounts consistent with the distribution provisions of the Partnership Agreement. In certain periods, the cost recovery of profit and loss may result in an allocation of net loss to the Limited Partners in instances when the Partnership's operations were profitable for the period.


                 WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-D
                      (A Massachusetts Limited Partnership)

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                   (Unaudited)


Liquidity and Capital Resources

For  the  quarter  ended  September  30,  2000,  rental  revenue  generated from operating leases and sales proceeds generated from equipment sales were the primary sources of funds for the Partnership. As equipment leases terminate, the General Partner determines if the equipment will be extended to the same lessee, remarketed to another lessee, or sold. This decision is made upon analyzing which options would generate the most favorable results.

Rental income will continue to decrease due to two factors. First, lower rental rates are obtained on the remarketing of existing equipment after the expiration of the original lease. Typically the remarketed rates are lower due to the decrease in useful life of the equipment. Second, the increasing change of technology in the computer industry usually decreases the demand for older equipment, thus increasing the possibility of obsolescence. Both of these factors together will cause remarketed rates to be lower than original rates and will cause certain leases to terminate upon expiration. This decrease however, should not affect the Partnership's ability to meet its future cash requirements. To the extent that future cash flows should be insufficient to meet the Partnership's operating expenses and liabilities, additional funds could be obtained through the sale of equipment, or a reduction in the rate of cash distributions.

The Partnership's investing activities for the nine month period resulted in equipment sales with a depreciated cost basis of $156,899, generating $98,758 in proceeds. Included in equipment sales is a $(58,132) loss which was charged against the reserve, initially set up in a prior period to account for estimated losses on the ultimate disposition of equipment.

The Partnership's financing activities resulted in the paydown on long-term debt in the amount of $3,947 for the nine months ended September 30, 2000. The Partnership has paid off all of its long-term debt.

Cash distributions are currently at an annual level of 4% per Limited Partnership Unit or $5.00 per Limited Partnership Unit on a quarterly basis. For the quarter ended September 30, 2000, the Partnership declared a cash distribution of $106,237, of which $5,312 was allocated to the General Partner and $100,425 was allocated to the Limited Partners. The distribution was made on November 10, 2000. The Partnership expects to be liquidating all assets before year-end and will be making a final cash distribution shortly thereafter.


                  WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-D
                       (A Massachusetts Limited Partnership)

                      Computer Equipment Portfolio (Unaudited)
                                September 30, 2000



Lessee

Hughes Aircraft
J. Walter Thompson, U.S.A., Incorporated
USG Corporation

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

Date:  November 13, 2000